Form 10-Q
period 1994-01-31
CAESARS WORLD INC
filed 1994-03-07
CIK 16095

FORM 10-Q

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES       EXCHANGE    ACT OF 1934

For the quarterly period ended    January 31, 1994

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES       EXCHANGE ACT OF 1934
For the transition period from __________________ to
__________________

Commission file number 1-5976

                    CAESARS WORLD, INC.

(Exact name of registrant as specified in its charter)

        Florida                               59-0773674
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

1801 Century Park East, Los Angeles, California  90067
(Address of principal executive offices)
(Zip Code)

                            (310) 552-2711

        (Registrant's telephone number, including area code)

                              Not applicable
           (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No



           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all
documents and reports required to be filed by Sections 12,
13, or 15(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities under a plan
confirmed by a court.   Yes       No

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 3, 1994, registrant had outstanding 24,881,268 shares of its $.10 par value common stock.



CAESARS WORLD, INC. AND SUBSIDIARIES
January 31, 1994

INDEX




          Page No. Part I.  Financial Information

Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets -
      January 31, 1994 (Unaudited) and July 31, 1993. . .3

      Consolidated Statement of Shareholders' Equity
      (Unaudited) - Six months ended January 31, 1994 . .4

      Consolidated Statements of Income (Unaudited) -
      Six months ended January 31, 1994 and 1993. . . . .5

      Consolidated Statements of Income (Unaudited) -
      Three months ended January 31, 1994 and 1993. . . .6

      Condensed Consolidated Statements of Cash
      Flows (Unaudited) - Six months ended
      January 31, 1994 and 1993 . . . . . . . . . . . . .7

      Notes to Condensed Consolidated Financial
      Statements (Unaudited). . . . . . . . . . . . . . .8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . 10

Part II.  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . 18

Item 5.  Other Information. . . . . . . . . . . . . . . 18

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . 20


PART I.  Financial Information

Item 1.  Financial Statements

                     CAESARS WORLD, INC. AND SUBSIDIARIES
                         Condensed Consolidated Balance Sheets
                            (In thousands)

                                                 January 31,   July 31,
                                                    1994        1993
                                                  (Unaudited)     (a)
Assets
Current assets
Cash and cash equivalent investments            $115,580    $108,616
Receivables, net                                  83,610      66,041
Inventories                                       12,692      11,364
Deferred income taxes                             36,107      42,748
Prepaid expenses and other                        10,473      12,366
Total current assets                             258,462     241,135
Property and equipment, net                      622,228     616,393
Excess cost of investments over net assets
    acquired, net                                 52,794      52,916
Other assets                                      49,228      45,275
                                                $982,712    $955,719

Liabilities and Shareholders' Equity

Current liabilities
   Current maturities of long-term debt and
      obligations under capital leases          $ 29,795    $ 30,263
Accounts payable and accrued expenses            123,578     125,835
Income taxes                                      12,143       9,361
Total current liabilities                        165,516     165,459

Long-term debt and obligations under capital
   leases, net of current maturities             235,829     253,422
Other
liabilities, including deferred income
   taxes of $22,888 and $29,282                   57,999      63,948

Shareholders' equity
   Common stock                                    2,612       2,590
Additional paid-in capital                       127,145     117,399
Common stock in treasury                         (32,695)    (30,358)
Deferred compensation                            (22,907)    (16,146)
Retained earnings                                449,213     399,405
Total shareholders' equity                       523,368     472,890

                                                $982,712    $955,719

(a) The balance sheet at July 31, 1993 has been condensed from the audited balance sheet at that date.

                See notes to condensed consolidated financial statements.


                     CAESARS WORLD, INC. AND SUBSIDIARIES
              Consolidated Statement of Shareholders' Equity - (Unaudited)
                        Six months Ended January 31, 1994
                   (In thousands, except shares outstanding)

                Common Stock  Additional  Common
              Shares           Paid-in  Stock in   Deferred   Retained
              Outstanding Amount  Capital  Treasury Compensation Earnings Total
Balance
July 31, 1993  24,619,631 $2,590 $117,399  $(30,358) $(16,146) $399,405 $472,890

Stock options
exercised          38,292      4      575         -         -         -      579

Amortization of
deferred
compensation,
termination
of restricted
stock grants
and other, net    (28,001)    (2)  (1,024)        -      3,454        -    2,428

Common stock
purchased
and held in
treasury          (44,048)     -        -     (2,337)         -       -    (2,337)

Vesting of
incentive
stock grants       89,833      -        -          -          -       -        -

Issuance of
restricted
stock grants      199,781     20   10,195          -    (10,215)      -        -

Net income              -      -        -          -          -   49,808   49,808

Balance January
31, 1994       24,875,488 $2,612 $127,145   $(32,695)  $(22,907)$449,213 $523,368

                    See notes to condensed consolidated financial statements.


                                  CAESARS WORLD, INC. AND SUBSIDIARIES
                            Consolidated Statements of Income - (Unaudited)
                                 (In thousands, except net income per share)

                                                      Six Months Ended
                                                          January 31,
                                                 1994              1993
Revenue
  Casino                                          $416,258          $393,351
  Rooms                                             34,965            34,131
  Food and beverage                                 41,134            39,029
  Other income                                      34,707            30,524

                                                    527,064           497,035

Costs and expenses
   Casino                                           216,897           211,924
   Rooms                                             10,772            10,034
   Food and beverage                                 30,754            28,381
   Other operating expenses                          21,387            19,213
   Selling, general and administrative               94,608            92,287
   Depreciation and amortization                     27,658            27,375
   Provision for doubtful accounts                   34,730            27,269

                                                     436,806           416,483

      Operating income                                90,258            80,552

Interest and dividend income                           1,647               986
Interest expense, net                                 (9,778)          (16,225)
      Income before income taxes                      82,127            65,313

Income taxes                                          32,319            24,819

      Net income                                    $ 49,808          $ 40,494

      Net income per share                          $   2.04          $   1.66

Average number of common and common equivalent
   shares outstanding                                 24,468            24,328

                    See notes to condensed consolidated financial statements.


                                   CAESARS WORLD, INC. AND SUBSIDIARIES
                             Consolidated Statements of Income - (Unaudited)
                                (In thousands, except net income per share)

                                                       Three Months Ended
                                                          January 31,
                                                 1994               1993

Revenue
   Casino                                          $207,598          $218,279
   Rooms                                             15,031            14,465
   Food and beverage                                 18,821            17,576
    Other income                                     16,531            14,153

                                                    257,981           264,473

Costs and expenses
   Casino                                           111,722           109,330
   Rooms                                              4,834             4,549
   Food and beverage                                 14,293            13,738
   Other operating expenses                          10,344             9,129
   Selling, general and administrative               46,732            45,606
   Depreciation and amortization                     13,906            13,784
   Provision for doubtful accounts                   16,494            21,493

                                                    218,325           217,629

      Operating income                               39,656            46,844

Interest and dividend income                            719               179
Interest expense, net                                (4,668)           (5,850)
      Income before income taxes                     35,707            41,173

Income taxes                                         13,747            15,646

      Net income                                   $ 21,960          $ 25,527

      Net income per share                         $    .90          $   1.05

Average number of common and common equivalent
   shares outstanding                                24,535            24,394

                      See notes to condensed consolidated financial statements.


                           CAESARS WORLD, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows - (Unaudited)
                                      (In thousands)

<CAPITON>
                                                      Six Months Ended
                                                          January 31,
                                                     1994           1993

Cash flows from (used for) operating activities:
   Net income                                         $ 49,808       $ 40,494
   Non-cash charges to income, net                      30,899         31,134
   Changes in assets and liabilities due to
      operating activities:
         Receivables, net                              (17,569)       (23,773)
         Other assets and liabilities, net              (1,817)       (12,928)
            Net cash provided from operating
               activities                               61,321         34,927

Cash flows used for investing activities:
   Purchases of property and equipment                 (32,708)       (18,117)
   Other investing activities, net                      (1,830)        (1,823)
         Net cash used for investing activities        (34,538)       (19,940)

Cash flows from (used for) financing activities:
   Issuance of 8 7/8 % Senior Subordinated Notes             -        150,000
   Increase in long-term bank borrowings                     -        125,000
   Reductions in debt and obligations
      under capital leases                             (18,061)      (294,788)
   Other                                                (1,758)        (3,843)
         Net cash used for financing
             activities                                (19,819)       (23,631)

Net increase (decrease) in cash and cash equivalent
   investments                                           6,964         (8,644)

Cash and cash equivalent investments at the
   beginning of the period                             108,616         52,336

Cash and cash equivalent investments at the
   end of the period                                  $115,580       $ 43,692

Supplemental cash flow information
   Cash used for:
      Payment of interest                             $  9,641       $ 19,890

      Payment of Federal and state
       income taxes, net                              $ 29,980       $ 22,888

             See notes to condensed consolidated financial statements.


Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1.   Condensed Consolidated Financial Statements -
The condensed consolidated balance sheet as of January 31, 1994, the consolidated statement of shareholders' equity for the six months ended January 31, 1994, the consolidated statements of income for the three and six months ended January 31, 1994 and 1993, and the condensed consolidated statements of cash flows for the six months ended January 31, 1994 and 1993, have been prepared by the Company and have not been audited. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. All significant intercompany balances and transactions have been eliminated.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 1993 Annual Report to Shareholders. The results of operations for the three and six month periods ended January 31, 1994 are not necessarily indicative of the operating results for the full year.

                The Company's independent public accountants have made an unaudited interim review of the condensed consolidated financial statements for the three and six months ended January 31, 1994 and 1993, in accordance with professional standards and procedures established by the American Institute of Certified Public Accountants. A report from the independent public accountants regarding the unaudited review of the interim financial statements is included herein in Part II, Item 6 (a), Exhibit 15.

Note 2. Net Income Per Share -- Net income per share is based upon the weighted average number of common and common equivalent shares outstanding for each period presented.

Note 3. Regulatory Environment -- The gaming industry in which the Company operates is subject to extensive regulatory supervision and, accordingly, operating results could be affected by legislative and regulatory changes or changes in the policies of or application of the laws by governmental entities. See the discussion under the caption "Regulatory Environment" set forth on page 24 of the Form 10-K of the Company for the fiscal year ended July 31, 1993.

Note 4. Income Taxes -- In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which supersedes previously issued standards. The Company adopted SFAS 109 effective August 1, 1993. As permissible under the new standard, the Company reflected the impact as a cumulative adjustment in the fiscal 1994 first quarter and did not restate prior periods. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, tax assets and liabilities are determined based upon differences between financial reporting and the tax basis utilizing the enacted tax rates and laws in effect when the differences are expected to reverse. The adoption of the new standard had an immaterial impact on net income.

                In August 1993, the Omnibus Budget
Reconciliation Act of 1993 (OBRA) was enacted which resulted in an increase in the federal corporate tax rate from 34% to 35% retroactive to January 1, 1993. The retroactive impact of the enactment of OBRA and the adoption of SFAS 109 aggregated a net charge to the provision of income taxes in the first quarter of fiscal 1994 of approximately $750,000. Future net income of the Company will be adversely impacted by the increased tax rate.


Note 5. On January 1, 1994 the Company adopted a 401(k) Plan for all full-time employees having at least one year of service (as defined in the Plan). This replaced the Company sponsored Individual Retirement Account (IRA) Plan. The annual pretax cost to the Company of the new 401-K Plan will be approximately $2 million greater than the previous IRA Plan.



CAESARS WORLD, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

   Cash flow from operations together with available debt capacity are the primary components providing the Company financial flexibility to explore expansion opportunities and provide adequate liquidity. Net cash provided by operating activities was $61.3 million in the first six months of fiscal 1994, compared with $34.9 million in the same period of fiscal 1993. The increase in fiscal 1994 is primarily attributable to higher net income and the changes in other assets and liabilities which reduced the cash generated by operating activities by a lesser amount during the fiscal 1994 first six month period compared with the same period in fiscal 1993. At January 31, 1994 the Company's cash equivalent investments were $68.7 million compared with $67.5 million at July 31, 1993 and $3.5 million at January 31, 1993.

   Cash used for investing activities in the six months ended January 31, 1994 was primarily for capital expenditure projects at Caesars Palace in Las Vegas and Caesars Atlantic City. Construction was completed in December 1993 on two rooftop luxury suites, each costing approximately $6 million, on one of the hotel towers at Caesars Palace. In mid-October 1993, Caesars Atlantic City opened a new 15,000-square-foot simulcast casino, bringing the resort's total casino area to approximately 75,000 square feet. This new facility features high-tech systems for race horse betting, a poker area and additional table games. Approximately 300 slot machines were added in the original casino area where table games had previously been located.

   In the first six months of fiscal 1993, the Company completed its debt restructuring program. In October 1992, cash available from operations combined with the proceeds from the issuance of new 8 7/8% Senior Subordinated Notes and the drawdown of the new bank term loan were used to retire the then outstanding 13 1/2% Subordinated Notes. The impact of this restructuring combined with the scheduled reduction of bank borrowings has been to significantly reduce interest expense. A description of the new notes, the new bank loan agreement and the debt restructuring is included in Note 6 of Notes to Consolidated Financial Statements beginning on page 40 of the Form 10-K of the Company for the fiscal year ended July 31, 1993 and in "Debt Restructuring" of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 21 of the July 31, 1993 Form 10-K incorporated herein by reference.

   In October 1993, the Company announced an additional $150 million multi-year capital expenditure program for Caesars Palace in Las Vegas. This will dramatically change the exterior of Caesars Palace, add between 100 to 150 new suites, provide underground parking, add approximately 40,000 square feet of casino space as well as provide new entertainment features. This is in addition to the major capital expenditures previously announced which include a new state-of-the-art magical and dining entertainment facility to be opened in fiscal 1995. The conceptual design phase of the multi-year capital program will be completed in fiscal 1994 with the construction occurring in fiscal 1995 and 1996.

   Successful development of the expansion projects in St.
Louis, Missouri; Windsor, Ontario, Canada; Palm Springs,
California; Michigan City, Indiana and other projects as described at Item 5 of Part II of this Report will likely require capital investment by the Company.

   The Company expects to be able to meet its future debt obligations, finance operations and capital expenditures, as well as provide for a substantial expansion of operations through internally generated cash flow, liquidation of cash equivalent investments, future borrowings (including amounts available under the bank credit facilities), capital lease transactions and/or sales of equity securities.


Results of Operations

Comparison of net income for the three month periods ended January 31, 1994 and January 31, 1993

   Contribution to revenue and operating income by location, interest and income taxes for the periods, were as follows (in thousands):

                                            Three Months Ended January 31,
                                               1994                1993
     Revenue
       Nevada                             $168,048           $171,950
       New Jersey                           76,048             79,552
          Casino/hotel operations          244,096            251,502
       Pocono Resorts                        8,882              8,184
       Other (A)                             5,003              4,787
                 Total revenue            $257,981           $264,473

     Contributions to operating income
       Nevada                             $ 38,319           $ 42,466
       New Jersey                            7,140              8,939
          Casino/hotel operations           45,459             51,405
       Pocono Resorts                          371                188
           Other expenses (B)               (6,174)            (4,749)
                Operating income            39,656             46,844


      Interest and dividend income             719                179
      Interest expense, net                 (4,668)            (5,850)
          Income before income taxes        35,707             41,173

      Income taxes                          13,747             15,646

         Net income                       $ 21,960           $ 25,527

(A)   Other revenue is primarily from merchandising operations.

(B) Other expenses include the contribution from merchandising operations and corporate expenses. Intercompany transactions have been eliminated.


Nevada Operations

      Revenue decreased 2 percent and contribution to operating income decreased 10 percent at the Nevada properties when comparing the quarters ended January 31, 1994 and 1993. The table game win percentage for the fiscal 1994 second quarter, although above historical averages, was below the prior year second quarter and was the principal contributor to declines in revenue and contributions to operating income. The Company participates in the high-betting-level player market and table game activity and win percentages (particularly in baccarat) are volatile and can fluctuate materially from quarter to quarter from this type of play. The lower table game win occurred principally in baccarat which is strongly affected by high-betting-level customers. Table game activity at the Company's Nevada casinos decreased by 1 percent during the second quarter when compared to the same period last year in spite of the opening of three mega resorts in Las Vegas and the ensuing nationwide publicity and marketing programs that accompanied these major openings. Slot machine activity in Nevada was about 5 percent higher in the 1994 quarter but this was offset by a lower slot win percentage resulting in a relatively flat quarterly slot revenue comparison. Higher marketing and casino staffing expenses were partially offset by a $5.1 million or 24 percent reduction in the provision for doubtful accounts during the 1994 second quarter due to improved collection experience, a slight reduction in credit issued and fewer marketing incentives applicable to specific customers having large receivable balances.


Caesars New Jersey

      Revenue decreased 4 percent at the Company's New Jersey operation and, the contribution to operating income decreased 20 percent when comparing the second quarter of fiscal 1994 with the same period in fiscal 1993. The revenue decline was primarily the result of lower casino table game and slot activity offset in part by an increase in the table game win percentage and the opening late in October of a simulcast casino. Table game activity declined 18 percent primarily due to increased competition and bad weather during the fiscal 1994 quarter making it difficult for customers to get to Atlantic City. Marketing related expenses decreased, principally due to a reduction in passengers bussed to the property and as a result of the lower overall casino activity.

      In mid-October, Caesars Atlantic City opened its new
15,000-square-foot simulcast casino, bringing the resort's total casino capacity to approximately 75,000 square feet.
This new facility features high-tech systems for horse race betting, a poker table section and additional casino table games. The resort's slots capacity was simultaneously expanded in the original casino area.

Other Expenses

      Other expenses include the contribution from merchandising operations and corporate expenses. The $1.4 million increase of these expenses when comparing the fiscal 1994 and 1993 second quarters is primarily attributable to increased activities to explore expansion opportunities for the Company. See Item 5 of Part II of this Report for a discussion of the major expansion activities the Company is currently working on.


Interest Expense

      The Company's interest expense decreased $1.2 million when comparing the fiscal 1994 and 1993 second quarters due primarily to the debt refinancing which was completed during the second quarter in fiscal 1993. This refinancing lowered the effective borrowing rate on the majority of the Company's outstanding indebtedness. Total long-term debt and obligations under capital leases also decreased between the second quarter of fiscal 1993 and the same period in fiscal 1994.


Comparison of net income for the six month periods ended January 31, 1994 and January 31, 1993

      Contribution to revenue and operating income by location, interest and income taxes for the periods, were as follows
(in thousands):

                                       Six Months Ended January 31,

                                         1994                1993
Revenue
       Nevada                             $323,272           $290,181
       New Jersey                          170,084            174,615
          Casino/hotel operations          493,356            464,796
          Pocono Resorts                    23,374             21,910
          Other (A)                         10,334             10,329
                 Total revenue            $527,064           $497,035

Contributions to operating income
       Nevada                             $ 65,803           $ 55,697
       New Jersey                           29,782             28,768
           Casino/hotel operations          95,585             84,465
           Pocono Resorts                    5,448              5,017
           Other expenses (B)              (10,775)            (8,930)
                Operating income            90,258             80,552

      Interest and dividend income           1,647                986
      Interest expense, net                 (9,778)           (16,225)
          Income before income taxes        82,127             65,313

      Income taxes                          32,319             24,819

          Net income                      $ 49,808           $ 40,494


(A)   Other revenue is primarily from merchandising operations.

(B) Other expenses include the contribution from merchandising operations and corporate expenses. Intercompany transactions have been eliminated.


Nevada Operations

      Contribution to operating income from the Nevada operations increased 18 percent in the six months ended January 31, 1994 compared with the same period in the prior year, primarily the result of higher casino revenue. Revenue generated by the Nevada operations increased 11 percent in the fiscal 1994 first six months compared to the same period in fiscal 1993. During the 1994 six month period table game activity increased 4 percent and the win percentage increased to 23.3 percent at the Nevada operations compared with 21.1 percent during the same period in fiscal 1993. Slot machine activity increased at both Nevada locations and was the primary reason for the 7 percent improvement in slot machine revenue. The slot improvement at the Company's Nevada operations was primarily attributable to greater customer traffic generated by slot marketing programs as well as an increase in visitors to Las Vegas. See the discussion of Nevada Operations beginning on page 12 as to the quarter-to-quarter volatility resulting from high-level play.

      Casino expenses at the Nevada operations increased 10 percent during the six months ended January 31, 1994 compared with the same period last year and were primarily for increased high-level customer expenses, slot marketing programs, increased casino payroll to service the increased activity and other casino marketing programs. The provision for doubtful accounts was $6.9 million higher due to increases in the issuance of casino credit and marketing incentives applicable to specific high-betting-limit customers along with additional allowances for specific uncollectible receivables.

Caesars New Jersey

      The contribution to operating income from Caesars New Jersey increased 4 percent over the first six months of fiscal 1993. Caesars Atlantic City's casino revenue was down 3 percent compared with the prior year six month period. Table game activity declined by 18 percent. This was consistent with, but steeper than, the industry trend and was partially offset by a higher table game win percentage in fiscal 1994 compared with the same six month period in fiscal 1993. A decrease in slot machine activity was partially offset by an increase in slot machine hold percentages. Increased competition and bad weather in the second quarter of fiscal 1994 were responsible for the reduced casino activity. The fiscal 1994 casino revenue was favorably impacted by $1.8 million of revenue generated by the introduction of poker and horse race betting in October 1993.

The 15,000 square foot casino expansion features high-tech horse race betting, a poker section, additional casino table games and enabled the Company to add additional slot machines in the original casino area.

      During the six months ended January 31, 1994 casino expenses decreased $7.4 million primarily reflecting a reduction in marketing expenses and lower casino operating expenses resulting from the decreased casino activity.

Other Expenses

      Other expenses increased in the first six months of fiscal 1994 by $1.8 million compared with the same period in fiscal 1993. Increased compensation costs and expenses related to the exploring of expansion activities by the Company were the primary reasons for the higher expenses. See Item 5 of Part II of this Report for a discussion of the major expansion activities the Company is currently working on.

Interest Expenses

      The Company's interest expense decreased 40 percent for the six months of fiscal 1994 compared to a year earlier. A reduction in borrowings as well as the debt restructuring completed in early fiscal 1993 resulted in the lower interest expense.

Income Taxes

      The effective income tax rate for the six months ended January 31, 1994, was 1.4 percentage points higher than the same period in 1993. The higher tax rate reflects the impact of two non-recurring tax charges. In August 1993, the Federal tax rate increased from 34% to 35%, retroactive to January 1, 1993. The Company also changed its method for income tax accounting by adopting SFAS 109 effective August 1, 1993. The impact of this cumulative change in accounting and the retroactive change in the corporate tax rate aggregated a net charge of approximately $750,000 during the six month period ending January 31, 1994.


                      PART II.  Other Information

Item 1.   Legal Proceedings

          See Item 3 of the Form 10-K of the Company for the year ended July 31, 1993 which is hereby incorporated herein.

Item 5.   Other Information

          The Forum Shops at Caesars (the Forum) is a shopping complex located on approximately eight acres owned by the Company at the north end of Caesars Palace in Las Vegas having approximately 235,000 square feet of gross leasable area. The Company leases the land to an independent development company which provided its own financing to construct the Forum and which owns the development and pays rent to the Company. The Company has agreed in principle to lease approximately four additional acres adjacent to the site to the independent development company in order for them to add an approximate 160,000 square foot expansion to the Forum, including parking and new entertainment features. The project is expected to be completed in fiscal 1995 and is subject to finalizing a new lease agreement, the independent development company obtaining the necessary financing and obtaining regulatory approvals.

          A partnership with two other gaming companies in which the Company has a one-third interest has been selected as the "preferred developer" for the first casino development to be constructed in the Province of Ontario, Canada. The partnership will be the manager, responsible for day-to-day operations of the casino/hotel development and will receive a management fee. The provincial government will actually own the business. This development will be located in Windsor, Ontario and is currently expected to open in early 1996 with approximately 75,000 square feet of casino space and about 2,000 slot machines and 125 table games. It will also include a 300 room hotel, showroom, meeting facilities, waterfront amphitheater, other public facilities and a variety of food and beverage outlets. The current projected cost is approximately $300 million. In addition, a temporary casino of approximately 50,000 square feet is currently planned to open in the Spring of 1994. The final completion of this project will depend on the successful negotiation and consummation of an operating agreement and other matters with the Province of Ontario, the obtaining of appropriate regulatory and other approvals and completion of financing.

          In October 1993, the Casino Reinvestment
Development Authority (CRDA) of the State of New Jersey announced it had selected a joint venture comprised of Doubletree Hotel Corporation, a subsidiary of the Company and an independent developer and operator to build in two phases, a 1,000 room non-gaming Convention Center Headquarters Hotel in Atlantic City. The first phase will be a 600 room first class hotel whose opening will coincide with the opening of the new Atlantic City Convention Center in 1996. As currently proposed, in exchange for a non-controlling interest in the joint venture and receipt of certain CRDA credits, the Company will guarantee a portion of the first mortgage note on the property. The project is subject to final agreements among all the parties, including governmental regulatory agencies and the obtaining of third-party financing for the project.

          Subsidiaries of the Company have entered into joint ventures to seek opportunities to own and operate riverboats in Michigan City, Indiana and St. Louis, Missouri. With respect to the St. Louis project, the joint venture has announced that it had proposed the "Joint Venture Proposal", a $210 million casino and hotel development at Laclede's Landing which includes a $110 million 976-room convention center hotel with parking, and a 152,000 square foot, dockside casino barge and entertainment complex expected to cost approximately $100 million including a $10 million investment for parking. The current plan calls for 2,658 slot machines and 170 gaming tables on two 2,000 gaming position barges to be built in phases about two years apart. The City of St. Louis has announced that the Joint Venture Proposal was ranked first among the six proposals the City had received and the City planned to commence negotiations for a berthing lease with the joint venture. Representatives of the City cautioned, however, that it had some concerns about the Joint Venture Proposal and if negotiations did not eliminate those concerns or were otherwise unsuccessful, it would move to the second-ranked candidate. Recently, the Missouri gaming law was declared unconstitutional insofar as it allowed slot machines, baccarat, craps, roulette, and other games which do not require skill in deciding the outcome. The legislature has proposed a voter initiative legalizing such games that do not require skill for an April 5, 1994 election. Once a lease is negotiated, City agency and board of alderman approval and state licensing will be required. The ultimate outcome of these negotiations, approvals and the election are uncertain at this time. The joint venture currently expects to finance about 80% of the project through mortgage bonds. The Company expects to have a 37.5% interest in the ultimate limited partnership and a 50% interest in management companies that will manage the hotel and casino under the Joint Venture Proposal.


          The Company also is in the process of working with the Agua Caliente Tribe in completing land acquisitions and regulatory approvals with respect to the proposed management project for the Tribe in Palm Springs, California. The ultimate timing of this project is uncertain at this time.

          A subsidiary of the Company has submitted, with a joint venture partner, an application for a gaming license in Greece. In the event of the successful awarding of the license to the venture the Company expects to invest approximately $3.5 million in a casino/hotel project in Greece. The prospects and timing for this project are presently uncertain, however, the Company has been advised that it is possible the government will act in the spring of 1994.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits filed herewith (the * denotes
documents included in this filing):

               *10(a) Caesars World, Inc. 401(k) Retirement
Savings Plan dated January 1, 1994.

               *10(b) Master Trust Agreement between Caesars
World, Inc. and State Street Bank and Trust Company dated
January 1, 1994.

               *10(c) Form of Contingent Severance Agreement as revised December 7, 1993.

               *15    Review Report of Independent Public
Accountants

          (b) During the quarter ended January 31, 1994 no reports on Form 8-K were filed with the Securities Exchange
Commission.


SIGNATURES



      Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               CAESARS WORLD, INC.
                               (Registrant)

                               Principal Financial Officer:

Date:  March 7, 1994           /s/ Roger Lee
                                   Roger Lee
                                   Senior Vice President-
                                   Finance and
                                   Administration



                                Principal Accounting Officer:

Date:  March 7, 1994            /s/ Bruce C. Hinckley
                                    Bruce C. Hinckley
                                    Vice President and
Corporate Controller


                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                CAESARS WORLD, INC.
                                (Registrant)

                                Principal Financial Officer:

Date:  March 7, 1994
                                Roger Lee
                                Senior Vice President-
                                Finance and Administration



                                Principal Accounting Officer:

Date: March 7, 1994
                                Bruce C. Hinckley
                                Vice President and Corporate
                                Controller