Form 10-Q
period 1994-04-30
CAESARS WORLD INC
filed 1994-06-14
CIK 16095

FORM 10-Q

	UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.   20549


 X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994

	                                  OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.   Yes ___   No ___

         APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 9, 1994, registrant had outstanding 24,878,654 shares of its $.10 par value common stock.



CAESARS WORLD, INC. AND SUBSIDIARIES
April 30, 1994

                        INDEX



	                                                       Page No.
Part I.  Financial Information

Item 1.  Financial Statements:

	Condensed Consolidated Balance Sheets -
	April 30, 1994 (Unaudited) and July 31, 1993	             3

	Consolidated Statement of Shareholders' Equity
	(Unaudited) - Nine months ended April 30, 1994	           4

	Consolidated Statements of Income (Unaudited) -
	Nine months ended April 30, 1994 and 1993	                5

	Consolidated Statements of Income (Unaudited) -
	Three months ended April 30, 1994 and 1993	               6

	Condensed Consolidated Statements of Cash
	Flows (Unaudited) - Nine months ended
	April 30, 1994 and 1993	                                  7

	Notes to Condensed Consolidated Financial
	Statements (Unaudited)	                                   8

Item 2.  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations	                  11

Part II.  Other Information

Item 1.  Legal Proceedings	                              21

Item 5.  Other Information	                              21

Item 6.  Exhibits and Reports on Form 8-K	               24


PART I.  Financial Information

Item 1.  Financial Statements

CAESARS WORLD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

         		                                 April 30, 	July 31,
            Assets	                      	   1994    	   1993
				                                       (Unaudited)	  (a)
Current assets
	Cash and cash equivalent investments 	     $115,970 	  $108,616
	Receivables, net	                            75,986 	    66,041
	Inventories	                                 12,468 	    11,364
	Deferred income taxes	                       36,163 	    42,748
	Prepaid expenses and other	                  14,105	     12,366
		Total current assets	                      254,692 	   241,135
Property and equipment, net	                 617,704 	   616,393
Excess cost of investments over net
 assets acquired, net	                        52,732 	    52,916
Other assets	                                 56,320 	    45,275
                                        				$981,448   	$955,719
Liabilities and Shareholders' Equity

Current liabilities
	Current maturities of long-term debt and
		obligations under capital leases	         $ 29,318 	  $ 30,263
	Accounts payable and accrued expenses	      125,122 	   125,835
	Income taxes	                                 9,738 	     9,361
		Total current liabilities	                 164,178 	   165,459

Long-term debt and obligations under capital
	leases, net of current maturities	          221,952 	   253,422
Other liabilities, including deferred income
	taxes of $22,831 and $29,282	                58,370 	    63,948

Shareholders' equity
	Common stock                                 	2,612 	     2,590
	Additional paid-in capital	                 127,125    	117,399
	Common stock in treasury	                   (32,695)   	(30,358)
	Deferred compensation	                      (20,955)   	(16,146)
	Retained earnings	                          460,861   	 399,405
		Total shareholders' equity	                536,948   	 472,890
				                                        $981,448   	$955,719

(a)	The balance sheet at July 31, 1993 has been condensed from the
	audited balance sheet at that date.

	See notes to condensed consolidated financial statements.


CAESARS WORLD, INC. AND SUBSIDIARIES
	Consolidated Statement of Shareholders' Equity - (Unaudited) Nine months Ended April 30, 1994
	(In thousands, except shares outstanding)



             					      Common Stock 		Additional Common
                    					Shares         		Paid-in	Stock in	  Deferred     Retained
                 					Outstanding	Amount	 Capital	Treasury	Compensation	Earnings    	Total
Balance July 31, 1993 	24,619,631 	$2,590 	$117,399 	$(30,358)	$(16,146)	$399,405	$472,890

Stock options exercised  	50,392      	5      	761        	-        	-       	 -	     766

Amortization of deferred
 compensation, termination
 of restricted stock grants
 and other, net	         (32,868)	    (3)	  (1,230)       	-    	5,406       	 -	   4,173

Common stock purchased
	and held in treasury	   (44,048)	     - 	       -   	(2,337)	       -   	     -  	(2,337)

Vesting of incentive
	stock grants	            89,833      	-        	-        	-        	-        	-       	-

Issuance of restricted
	stock grants	           199,781     	20   	10,195        	-  	(10,215)	       - 	      -

Net income		                   - 	     - 	       - 	       - 	       - 	  61,456	  61,456

Balance
April 30, 1994	       24,882,721 	$2,612 	$127,125 	$(32,695)	$(20,955) $460,861	$536,948








	See notes to condensed consolidated financial statements


CAESARS WORLD, INC. AND SUBSIDIARIES
Consolidated Statements of Income - (Unaudited)
(In thousands, except net income per share)

	                                                     Nine Months Ended
	                                                          April 30,
                                                    	  1994   	   1993
Revenue
	Casino	                                             $600,763  	$564,171
	Rooms	                                                51,690    	51,692
	Food and beverage	                                    60,673  	  57,758
	Other income	                                         51,182    	47,823
		                                                    764,308   	721,444

Costs and expenses
	Casino	                                              324,067   	306,464
	Rooms	                                                15,723    	15,217
	Food and beverage	                                    46,240    	42,968
	Other operating expenses	                             30,226    	28,471
	Selling, general and administrative	                 141,411   	137,709
	Depreciation and amortization	                        41,671    	40,769
	Provision for doubtful accounts	                      51,836    	36,720
		                                                    651,174   	608,318

	Operating income	                                    113,134   	113,126

Interest and dividend income	                           2,403     	1,258
Interest expense, net	                                (14,471)	  (21,596)
	Income before income taxes                          	101,066    	92,788

Income taxes	                                          39,610    	35,259

	Net income                                        	$  61,456 	$  57,529

	Net income per share                             		$    2.51  $    2.36

Average number of common and common equivalent
	shares outstanding	                                	  24,532  	  24,418

	See notes to condensed consolidated financial statements.


CAESARS WORLD, INC. AND SUBSIDIARIES
Consolidated Statements of Income - (Unaudited)
(In thousands, except net income per share)

                                                  			Three Months Ended
  		                                                     April 30,
                                                  		  1994   	   1993
  Revenue
  		Casino	                                         $184,505  	$170,820
  		Rooms	                                           	16,725    	17,561
  		Food and beverage	                                19,539    	18,729
  		Other income	                                     16,475  	  17,299
  	                                             				 237,244  	 224,409

  Costs and expenses
  		Casino                                         	 107,170   	 94,540
  		Rooms		                                            4,951     	5,183
  		Food and beverage	                                15,486    	14,587
  		Other operating expenses	                          8,839    	 9,258
  		Selling, general and administrative              	46,803    	45,422
  		Depreciation and amortization	                    14,013    	13,394
  		Provision for doubtful accounts	                  17,106  	   9,451
  	                                             				 214,368  	 191,835

  			Operating income	                                22,876    	32,574

  		Interest and dividend income	                        756       	272
  		Interest expense, net	                            (4,693)	   (5,371)
  			Income before income taxes                      	18,939    	27,475

  		Income taxes	                                      7,291  	  10,440

  			Net income                                    	$ 11,648  	$ 17,035

  			Net income per share                          	$    .47  	$    .69

  Average number of common and common equivalent
  		shares outstanding	                               24,620  	  24,588



See notes to condensed consolidated financial statements.


CAESARS WORLD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Unaudited)
(In thousands)

		                                               		  	Nine Months Ended
				  	                                                   April 30,
				                                                   1994 		  1993
Cash flows from (used for) operating activities:
	Net income	                                        $ 61,456 	$ 57,529
	Non-cash charges to income, net	                     47,242   	46,371
	Changes in assets and liabilities due to
		operating activities:
			Receivables, net	                                  (9,945)   	1,344
			Accounts payable and accrued expenses	               (713)	 (20,021)
			Other assets and liabilities, net	                (12,739)	  (8,703)
			   Net cash provided from operating
			     activities	                                   85,301	   76,520

Cash flows used for investing activities:
	Purchases of property and equipment                	(42,040) 	(25,052)
	Other investing activities, net	                     (1,921)	  (2,541)
		 	  Net cash used for investing activities	        (43,961)	 (27,593)

Cash flows from (used for) financing activities:
	Issuance of 8 7/8 % Senior Subordinated Notes           	 -  	150,000
	Increase in long-term bank borrowings	                    -  	125,000
	Reductions in debt and obligations
		under capital leases	                              (32,415)	(309,312)
	Other		                                              (1,571)	  (3,769)
			  Net cash used for financing activities	         (33,986)	 (38,081)

Net increase in cash and cash equivalent investments	  7,354   	10,846

Cash and cash equivalent investments at the
	beginning of the period	                            108,616	   52,336

Cash and cash equivalent investments at the
	end of the period                                	$ 115,970	 $ 63,182

Supplemental cash flow information
	Cash used for:
		Payment of interest                             	$  17,732	 $ 28,372

		Payment of Federal and state income taxes, net	  $  39,756	 $ 36,835

		See notes to condensed consolidated financial statements.

Note 1.	Condensed Consolidated Financial Statements -- The condensed consolidated balance sheet as of April 30, 1994, the consolidated statement of shareholders' equity for the nine months ended April 30, 1994, the consolidated statements of income for the three and nine months ended April 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine months ended April 30, 1994 and 1993, have been prepared by the Company and have not been audited. In the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 1993 Annual Report to Shareholders. The results of operations for the three and nine month periods ended April 30, 1994 are not necessarily indicative of the operating results for the full year.

The Company's independent public accountants have made an unaudited interim review of the condensed consolidated financial statements for the three and nine months ended April 30, 1994 and 1993, in accordance with professional standards and procedures established by the American Institute of Certified Public Accountants. A report from the independent public accountants regarding the unaudited review of the interim financial statements is included herein in
Part II, Item 6 (a), Exhibit 15.

Note 2.	Net Income Per Share -- Net income per share is based upon
the weighted average number of common and common equivalent shares outstanding for each period presented.

Note 3.	Regulatory Environment -- The gaming industry in which the
Company operates is subject to extensive regulatory supervision and, accordingly, operating results could be affected by legislative and regulatory changes or changes in the policies of or application of the laws by governmental entities. There have been recent aborted proposals for a federal gaming excise tax and for withholding on certain gaming winnings which in either case if adopted could materially adversely affect operating results. See also the discussion under the caption "Regulatory Environment" set forth on page 24 of the Form 10-K of the Company for the fiscal year ended July 31, 1993.

Note 4.	Income Taxes -- In February 1992, the Financial Accounting
Standards Board issued Statement of Financial Accounting
Standards (SFAS) No. 109, Accounting for Income Taxes, which supersedes previously issued standards. The Company adopted
SFAS 109 effective August 1, 1993. As permissible under the new standard, the Company reflected the impact as a cumulative adjustment in the fiscal 1994 first quarter and did not restate prior periods. Under SFAS No. 109, the liability method is used in accounting for income taxes.
Under this method, deferred tax assets and liabilities are determined based upon differences between financial and tax reporting utilizing the enacted tax rates and laws in effect when the differences are expected to reverse. The adoption of the new standard had an immaterial impact on net income.

In August 1993, the Omnibus Budget Reconciliation Act of 1993
(OBRA) was enacted which resulted in an increase in the federal corporate tax rate from 34% to 35% retroactive to January 1, 1993. The retroactive impact of the enactment of OBRA and the adoption of SFAS 109 aggregated a net charge to the provision for income taxes in the first quarter of fiscal 1994 of approximately $750,000. Future net income of the Company will be adversely impacted by the increased tax rate.

Note 5.	On January 1, 1994 the Company adopted a 401(k) Plan for all full-time employees having at least one year of service (as defined in the Plan). This replaced the Company sponsored
Individual Retirement Account (IRA) Plan. The annual pretax cost to the Company of the new 401(k) Plan will be approximately $2 million greater than the previous IRA Plan.

Note 6.	The Culinary Workers Union and Bartenders Union contracts
covering approximately 2,500 employees and another union contract covering approximately 20 theatrical stage employees expired on June 1, 1994 at Caesars Palace in Las Vegas and work is continuing under a contract extension cancelable with three days notice. The Company is continuing to negotiate with these unions and currently does not expect a work slow-down or stoppage as a result of these expired labor contracts.



Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

Liquidity and Capital Resources

Cash flow from operations together with available debt capacity are the primary components providing the Company financial flexibility to explore expansion opportunities and provide adequate liquidity. Net cash provided by operating activities was $85.3 million in the first nine months of fiscal 1994, compared with $76.5 million in the same period of fiscal 1993. The increase in fiscal 1994 is primarily attributable to higher net income and the changes in accounts payable and accrued expenses which reduced the cash generated by operating activities by a lesser amount during the fiscal 1994 first nine month period compared with the same period in fiscal 1993. At April 30, 1994 the Company's cash equivalent investments were $76.1 million compared with $67.5 million at July 31, 1993.

Cash used for investing activities in the nine months ended April 30, 1994 was primarily for capital expenditure projects at Caesars Palace in Las Vegas and Caesars Atlantic City. Construction was completed in December 1993 on two rooftop luxury suites, each costing approximately $6 million, on one of the hotel towers at Caesars Palace. In mid-October 1993, Caesars Atlantic City opened a new 15,000-square-foot simulcast casino, bringing the resort's total casino area to approximately 75,000 square feet. This new facility features high-tech systems for race horse betting, a poker area and additional table games. Approximately 300 slot machines were added in the original casino area where table games had previously been located.

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

In October 1993, the Company announced an additional $150 million multi-year capital expenditure program for Caesars Palace in Las Vegas. This will dramatically change the exterior of Caesars Palace, add approximately 100 new suites, provide underground parking, add approximately 40,000 square feet of casino space as well as provide new entertainment features. This is in addition to the major capital expenditures previously announced which include a new state-of-the-art magical and dining entertainment facility to be opened in fiscal 1995. The conceptual design phase of the multi-year capital program is expected to be complete in the summer of 1994 with the construction occurring principally in fiscal 1995 and 1996.

During the nine months ended April 30, 1994, $6.3 million was advanced by the Company to Windsor Casino Ltd. (WCL). The Company owns one-third of WCL, a management company that will operate a casino for the government in Windsor, Ontario, Canada. See Item 5 "Other Information" in Part II on page 21 of this Form 10-Q. Between April 30, 1994 and
June 13, 1994 an additional $8.3 million was advanced to WCL by the Company. A temporary casino was opened to the public on May 17, 1994 and no additional material advances are expected to be made by the Company prior to July 31, 1994. WCL is currently negotiating with banks to obtain a credit line which will repay substantially all the amounts advanced by the owners of WCL including the Company. Such a bank facility will be severally guaranteed by each of the joint venture partners and is expected to be in place during the fourth quarter of the Company's fiscal 1994 year.

Successful development of the projects described at Item 5 of Part II of this Report and of other opportunities currently being explored will likely require capital investment by the Company.

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


Results of Operations

Comparison of net income for the three month periods ended April 30, 1994 and April 30, 1993

Contribution to revenue and operating income by location, interest and income taxes for the periods, were as follows
(in thousands):

		                                      			Three Months Ended April 30,
					                                             1994  	   1993
	Revenue
		Nevada	                                     $142,157 	  $133,153
		New Jersey	                                   80,389   	  76,526
			Casino/hotel operations	                    222,546    	209,679
		Pocono Resorts	                                9,798 	     9,734
		Other (A)	                                     4,900   	   4,996
				Total revenue	                            $237,244   	$224,409

	Contributions to operating income
		Nevada	                                     $ 14,686 	  $ 22,893
		New Jersey	                                   11,014	     12,400
			Casino/hotel operations	                     25,700 	    35,293
		Pocono Resorts	                                1,002	      1,133
		Other expenses (B)	                           (3,826)	    (3,852)
				Operating income	                           22,876 	    32,574

	Interest and dividend income	                     756        	272
	Interest expense, net	                         (4,693)	    (5,371)
		Income before income taxes	                   18,939     	27,475

	Income taxes	                                   7,291   	  10,440

		Net income                                 	$ 11,648   	$ 17,035

	(A)	Other revenue is primarily from merchandising operations.

	(B)	Other expenses include the contribution from merchandising
		operations and corporate expenses. Intercompany transactions have been eliminated.




Nevada Operations

Revenue increased 7% at the Nevada properties in the three months ended April 30, 1994 compared with the same prior year period. Higher casino revenue during the quarter resulted from record third quarter table game and slot machine activity generated by the Company's two Nevada casinos. The table games win percentage was lower than the five-year average but about the same as the year earlier third quarter. Total slot win was flat as compared with the fiscal 1993 third quarter win because a lower win percentage offset increased slot machine activity in the fiscal 1994 third quarter. The 36% reduction in operating income from Nevada operations during the three months ended April 30, 1994 compared with the prior year was primarily the result of increased casino expenses and a higher provision for doubtful accounts. Casino expenses included marketing costs associated with the higher volume of business in Nevada operations along with costs related to a world heavyweight championship fight at Caesars Palace. The provision for doubtful accounts increased $6.8 million during the quarter as the use of issuing receivable allowances to high-betting limit customers as a marketing incentive has intensified with the opening of three new themed casino/hotels on the "Strip" in Las Vegas between October and December 1993. The higher provision for doubtful accounts was also caused by a 23% increase in the amount of casino credit issued.

Caesars New Jersey

Revenue from Caesars Atlantic City for the third quarter ended April 30, 1994 increased 5% from the same prior year period, primarily attributable to increased casino revenue. Slot activity was 15% higher, which combined with a slightly lower win percentage, resulted in a 14% increase in slot win for the third quarter of fiscal 1994, compared with the fiscal 1993 third quarter. The Simulcast Casino, which began operation in October 1993, also had a favorable impact on the third quarter. Table game win for the three months ended April 30, 1994, compared with the three months ended April 30, 1993, was down 15% due to a comparatively low win percentage during the quarter on approximately the same amount of table game activity. The contribution of operating income from Atlantic City was down 11%, primarily the result of higher operating costs, including the increased payroll costs related to the Simulcast Casino and an increase in the provision for doubtful accounts.

Interest Expense

The Company's interest expense decreased 13% when comparing the fiscal 1994 third quarter with the fiscal 1993 third quarter, primarily due to reduced amount of debt.


Subsequent Event

See page 20 for discussion of subsequent event occurring after April 30, 1994.


Comparison of net income for the nine month periods ended April 30, 1994 and April 30, 1993

Contribution to revenue and operating income by location, interest and income taxes for the periods, were as follows (in thousands):

		                                         			Nine Months Ended April 30,
						                                          1994          	1993
	Revenue
		Nevada	                                      $465,429    	$423,334
		New Jersey	                                   250,473    	 251,141
			Casino/hotel operations                     	715,902 	    674,475
		Pocono Resorts                                	33,172      	31,644
		Other (A)	                                     15,234 	     15,325
				Total revenue                             	$764,308    	$721,444

	Contributions to operating income
		Nevada                                      	$ 80,489    	$ 78,590
		New Jersey	                                    40,796	 	    41,168
			Casino/hotel operations                     	121,285	    	119,758
		Pocono Resorts	                                 6,450       	6,150
		Other expenses (B)	                           (14,601)	    (12,782)
				Operating income	                           113,134 	    113,126

	Interest and dividend income	                    2,403 	      1,258
	Interest expense, net	                         (14,471)	    (21,596)
		Income before income taxes                    101,066      	92,788

	Income taxes	                                   39,610 	     35,259

		Net income                                  	$ 61,456    	$ 57,529

	(A)	Other revenue is primarily from merchandising operations.

	(B)	Other expenses include the contribution from merchandising
     operations and corporate expenses. Intercompany transactions have been eliminated.



Nevada Operations

Revenue from Nevada operations increased 10% in the nine months ended April 30, 1994 compared with the same prior year period. This increase is primarily due to a 12% increase in casino revenue over the prior year and is a Company record for any first nine months period. Table game activity during the nine months ended April 30, 1994 increased 8%, with a win percentage of 22.0% compared with 20.6% for the nine months ended April 30, 1993. Slot activity improved 13% during the nine months, as the number of visitors to Las Vegas increased and marketing programs continued to generate higher levels of customer traffic at Caesars Palace. Slot win increased by 4.8%, less than the activity improvement due to a lower slot win percentage.

Contribution to operating income from Nevada operations for the nine months ended April 30, 1994 was 2.4% higher than the nine months ended April 30, 1993. Increased casino costs and a higher provision for doubtful accounts partially offset the higher revenue for the nine months. Casino cost increases were primarily related to the increased activity levels in Las Vegas and include marketing related costs, including a world heavyweight championship fight held in the third quarter at Caesars Palace in Las Vegas, as well as increases in payroll expenses for necessary staffing levels. The provision for doubtful accounts was 38% higher than the nine months ended April 30, 1993, primarily because of increased casino credit issued and marketing incentives for high-betting-limit customers. The intensified competition, particularly in Las Vegas, has increased nearly all types of marketing costs in order to maintain and grow market share.

Caesars New Jersey

Revenue from Caesars Atlantic City for the nine months ended April 30, 1994 was flat as compared with the nine months ended April 30, 1993. Casino revenue decreased for the nine months, due to lower table game revenue partially offset by increased slot revenue. The decrease in table game revenue was primarily attributable to a 12% lower activity level for the nine months, compared with the same period last year.
This decrease is consistent with the Atlantic City industry trend, and was partially offset by a higher win percentage compared with prior year. An increased number of jurisdictions allowing legalized gaming as well as a severe winter reduced the number of visitors to Atlantic City.
 The fiscal 1994 casino revenue was favorably impacted by the opening in October 1993 of the Simulcast Casino, which features horse race betting and poker. The game of keno is expected to be introduced in the Simulcast Casino area in June 1994.

Costs were flat in the nine months compared with prior year, as increases in payroll related costs associated with the new casino area and in the provision for doubtful accounts were offset by decreases in marketing, busing and legal costs.

Other Expenses

Other expenses increased 14% in the first nine months of fiscal 1994 compared with fiscal 1993 due to increased compensation costs and costs related to the exploration of expansion opportunities by the Company. See Item 5 of Part II of this Form 10-Q for a discussion of the major expansion activities the Company is currently working on.

Interest and Dividend Income

A higher balance of interest and dividend earning cash equivalent investments during the first nine months of fiscal 1994 compared with the same period last year is the primary reason for the $1.1 million increase.

Interest Expenses

The Company's interest expense decreased 33% for the nine months ended April 30, 1994 compared with the nine months ended April 30, 1993. A reduction in borrowings as well as the debt restructuring completed in early fiscal 1993 resulted in the lower interest expense.


Income taxes

The effective income tax rate during the nine months ended April 30, 1994, was 1.2 percentage points higher than the same period in 1993.
The higher tax rate reflects the impact of two non-recurring tax charges. In August 1993, the Federal tax rate increased, retroactive to January 1, 1993, from 34 to 35 percent. The Company also changed its method for income tax accounting by adopting FASB 109 effective August 1, 1993. The impact of this cumulative change in accounting and the retroactive change in the corporate tax rate aggregated a net charge of approximately $750,000 in the first quarter of fiscal 1994.

Subsequent Event

On June 13, 1994, the Company announced that due to unusually large losses to a small number of long-term, table-game customers in June the Company expects a substantial reduction in the Company's income for the fiscal 1994 fourth quarter ending July 31, 1994, when compared with the same quarter of fiscal 1993. The Company's net income for the fiscal 1993 fourth quarter was $25,686,000, or $1.04 per share. The Company can not estimate the size of the expected reduction in net income because about seven weeks remain in the current fiscal quarter and the sizes of either casino wins or losses in the short-term are difficult to predict, particularly when it comes to high-level betting activity. The Company believes that it is highly unlikely that the effects of the recent losses to these high-level customers at its Nevada operations, estimated to total more than $18 million, could be offset enough to avoid the quarter-to-quarter decline in earnings.



	PART II.  Other Information

Item 1.	Legal Proceedings

See Item 3 of the Form 10-K of the Company for the year ended
July 31, 1993 which is hereby incorporated herein.

Item 5.	Other Information

The Forum Shops at Caesars (the Forum) is a shopping complex located on approximately eight acres owned by the Company at the north end of Caesars Palace in Las Vegas having approximately 235,000 square feet of gross leasable area. The Company leases the land to an independent development company which provided its own financing to construct the Forum and which owns the development and pays rent to the Company. The Company is negotiating the possible lease of approximately four additional acres adjacent to the site to a spin off of current tenant in order for them to add an approximate 200,000 square foot expansion to the Forum, including a new entertainment feature. Since the project is subject to the mutually satisfactory completion of such negotiations, finalizing a new lease agreement, and the independent development company obtaining the necessary financing and obtaining regulatory approvals, the ultimate timing and completion of this project is uncertain at this time.

On May 20, 1994, Ontario Canada Corp. and Windsor Casino Ltd. announced details of the Interim Casino Operating Agreement for Casino Windsor, the 50,000 square foot temporary casino which opened to the public on May 17, 1994. The casino is owned by the Government of Ontario and operated by Windsor Casino, Ltd., an Ontario company owned equally by Caesars World, Inc., Circus Circus Enterprises, Inc. and Hilton Hotels Corporation. The interim agreement runs until April 30, 1997, and calls for Windsor Casino Ltd. to receive 2.75 percent of gross operating revenue and 5 percent of net operating margins. Windsor Casino Ltd. has first refusal operating rights for casinos in Ontario within 125 kilometers of Casino Windsor and the parent companies agree that without Ontario Casino Corp.'s consent, they will not be part of any U.S.- based competing casinos within this distance. The interim casino includes 65 table games and 1,702 slot machines. A permanent facility, which will include a 75,000 square foot casino and 300-room hotel, will be built in Windsor and is expected to open within three years. Ontario Casino Corp. and Windsor Casino Ltd. also signed a Heads of Agreement which represents a commitment by the parties to negotiate final agreements for the construction, development, financing, and operation of the permanent facility.

In October 1993, the Casino Reinvestment Development Authority
(CRDA) of the State of New Jersey announced it had selected a joint venture comprised of Doubletree Hotel Corporation, a subsidiary of the Company and an independent developer and operator to build in two phases, a 1,000 room non-gaming Convention Center Headquarters Hotel in Atlantic City. The first phase will be a 600 room first class hotel. As currently proposed, in exchange for a non-controlling interest in the joint venture and receipt of certain CRDA credits, the Company will guarantee a portion of the first mortgage note on the property. The project is subject to final agreements among all the parties, including governmental regulatory agencies and the obtaining of third-party financing for the project and is currently is awaiting regulatory approval, which is uncertain as to timing and result at the current time.

Subsidiaries of the Company have also entered into joint ventures to seek opportunities to own and operate riverboats in Michigan City, Indiana and St. Louis, Missouri. The Michigan City project is still in the proposal stage and is a joint venture with a subsidiary of the Company being a 30% partner.

With respect to the St. Louis project, the joint venture has previously announced that it had proposed the "Joint Venture Proposal", a $210 million casino and hotel development at Laclede's Landing which includes a $110 million 976-room convention center hotel with parking, and a 152,000 square foot, dockside casino barge and entertainment complex expected to cost approximately $100 million including a $10 million investment for parking. The current plan calls for 2,658 slot machines and 170 gaming tables on two 2,000 gaming position barges to be built in phases about two years apart. On January 24, 1994 the City of St. Louis (City) announced that the Joint Venture Proposal was ranked first among the nine proposals the City had received and the City planned to commence negotiations for a berthing lease with the joint venture. Representatives of the City have cautioned, however, that it had some concerns about the Joint Venture Proposal and if negotiations did not eliminate those concerns or were otherwise unsuccessful, it would move to the second-ranked candidate. Once a lease is negotiated, City agency and board of alderman approvals and state licensing will be required. The ultimate outcome of these negotiations and approvals are uncertain at this time. On January 25, 1994, the Missouri gaming law was declared unconstitutional insofar as it allowed slot machines, baccarat, craps, roulette, and other games which in the Court's view do not require skill in deciding the outcome. A voter initiative directed at legalizing games that were found to be unconstitutional did not pass at the April 5, 1994 election. Efforts are in process to obtain a sufficient number of signatures on a petition to have a referendum on the ballot for the November, 1994 election. Currently, Missouri law only authorizes poker and blackjack, video games and craps and the authorization of the video games and craps is being challenged in court as contrary to the aforesaid court decision. The original proposal by the Company as described above does not appear to be financially feasible under such a limited gaming scenario. The joint venture currently expects to finance about 80% of the project through mortgage bonds. Subject to further developments, the Company currently expects to have a 37.5% interest in the ultimate limited partnership and a 50% interest in management companies that will manage the hotel and casino under the Joint Venture Proposal.

The Company also is in the process of working with the Agua
Caliente Tribe (Tribe) in completing land acquisitions and regulatory approvals with respect to a proposed management project for the Tribe in Palm Springs, California. The ultimate timing of this project is uncertain at this time.

The government of Greece plans to shortly issue a new request for proposal ("RFP") to operate private casinos in Greece. The Company has an arrangement with another company to be a manager and investor in a project to be developed by such other company if it is successful in obtaining a franchise from the Greek government. This RFP will be evaluated for submission after it is issued. The prospects and timing for this project are uncertain.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith (the * denotes documents
included in this filing):

*10(a)	First Amendment dated May 24, 1994 to CWI's Executive
Security Plan as amended and restated as of January 24, 1989.

*10(b)	First Amendment dated May 24, 1994 to CWI's 1985
Executive Security Plan as amended and restated as of February
21, 1991.

*10(c)	First Amendment dated May 24, 1994 to CWI's 401(k)
Retirement Savings Plan dated January 1, 1994.

10(d)	Stock Option Agreement between CWI and Evander
Holyfield dated February 22, 1994. Incorporated by reference to Exhibit 28(ii) of this Corporation's registration statement on Form S-8, Registration No. 33-52363 filed with the
Commission February 22, 1994.

*15	Review Report of Independent Public Accountants


SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







				CAESARS WORLD, INC.
				 (Registrant)

				Principal Financial Officer:

Date:  June 14, 1994	               /s/ Roger Lee
         				Roger Lee
				Senior Vice President-Finance and Administration



				Principal Accounting Officer:

Date:  June 14, 1994	              /s/ Bruce C. Hinckley
				Bruce C. Hinckley
				Vice President and Corporate Controller