Form 10-K
period 1994-07-31
CAESARS WORLD INC
filed 1994-10-19
CIK 16095

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NO.1-5976

                               -------------------
                               CAESARS WORLD, INC.
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      FLORIDA                          59-0773674
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)
              1801 CENTURY PARK EAST
              LOS ANGELES, CALIFORNIA                     90067
     (Address of principal executive offices)          (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 552-2711
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                  NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                ON WHICH REGISTERED
                -------------------               ---------------------
           Common Stock, $.10 par value          New York Stock Exchange
                                                 Pacific Stock Exchange
          Preferred Stock Purchase Rights        New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

The aggregate market value of Common Stock held by non-affiliates of the registrant on October 4, 1994 was $1,006,732,000.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES  / /  NO  / /

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of October 4, 1994 there were 24,890,596 shares of Caesars World, Inc. Common Stock, outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year
(July 31, 1994) are incorporated by reference in Part III.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               CAESARS WORLD, INC.

                                     PART I


ITEM 1.   THE BUSINESS

Caesars World, Inc. and its subsidiaries (CWI together with its subsidiaries, the Company) provide domestic and international customers with a broad range of entertainment, gaming and resort experiences. The Company's wholly-owned subsidiaries operate three renowned destination gaming resorts: Caesars Palace in Las Vegas, Nevada; Caesars Tahoe in Stateline, Nevada; and Caesars Atlantic City in Atlantic City, New Jersey. A Company subsidiary carries on operations of a small casino on a cruise ship in conjunction with the operator of the ship. The Company also owns one-third of a management company which operates Casino Windsor, a casino opened on May 17, 1994 in Windsor, Canada which is owned by the Ontario government. Additionally, subsidiaries of the Company are seeking
gaming management opportunities in emerging gaming markets.   The Company's
subsidiaries also own and operate four non-gaming resorts in the Pocono Mountains of Pennsylvania: Caesars Cove Haven, Caesars Paradise Stream, Caesars Pocono Palace and Caesars Brookdale (the Pocono Resorts).

Each of the Company's casino/hotels has its own management which is responsible for day-to-day operating matters. CWI, however, establishes and maintains overall policies relating to financing, tax and accounting controls, corporate security, credit practices and other matters which apply to all its casino/hotels (except to the extent differences are needed to meet regulatory requirements).

The Company has centralized its international and national marketing activities which market on behalf of, and coordinate the marketing among, the Company's three casino/hotels.

The Company has centralized certain entertainment arrangements to maximize its effectiveness. Headliners George Burns, Johnny Mathis, Wynonna Judd, Tony Bennett, Julio Iglesias, David Copperfield, Jay Leno, Chicago, The Moody Blues, Natalie Cole and Reba McEntire are just a few of the Caesars Family of Stars who will appear in one or more of the showrooms of the Company's three casino/hotels during fiscal 1995.

Merchandising of Caesars branded products, including fragrance products, is centralized in a subsidiary of the Company. Clothing, accessories and gift items with the Company name are sold primarily at retail outlets located at the Company's properties. The subsidiary manages these outlets as well as a retail outlet at McCarran International Airport in Las Vegas and retail sites in The Forum Shops at Caesars. Beginning in July 1994 the operations of the gift and sundry stores, previously leased to a third party operator, at the Company's three casino/hotels were assumed by this subsidiary. The Company's fragrance lines, "Caesars for Women" and "Caesars Man" along with the newly launched "Ferentina" spa line, are sold in retail outlets located at the Company's properties, in a limited number of other stores and through other distribution channels domestically and internationally. The subsidiary also has licensing agreements for jewelry, games and giftware and has the responsibility for creating unique merchandise for special entertainment and sporting events held at the Company's properties.

Through its subsidiaries, the Company is actively exploring gaming opportunities in the United States and internationally. All of these efforts are uncertain at this point. In fiscal 1992, the Company entered into an alliance with Hilton Hotels Corporation and Circus Circus Enterprises, Inc. to build a land-based international entertainment center, including themed casinos, in Chicago. This project, however, is currently inactive in view of the failure by the Illinois legislature to approve gaming for Chicago. In June 1993, the Company formed a Canadian corporation with these same alliance partners and submitted a proposal to develop a recreational facility, including a casino, in Windsor, Ontario, Canada. A gaming license was awarded to the corporation Windsor Casino Limited
(WCL) and an interim casino was opened on May 17, 1994. This interim casino is expected to be operated by WCL until a permanent casino is completed in 1997 which will also be operated by WCL. The interim agreement calls for WCL to receive 2.75 percent of gross operating revenue and 5 percent of net operating margins. In another joint venture with the same companies, the Company has submitted a proposal for a riverboat license in Michigan City, Indiana. In a separate Indiana joint venture with other parties, the Company is seeking a license for a riverboat in Harrison County, Indiana near Louisville, Kentucky, in which it anticipates being a 10 percent owner and the manager if the bid is successful.

In fiscal 1993, a subsidiary of the Company entered into an agreement with the Agua Caliente Band of Cahuilla Indians (the Tribe) for the development and management of a limited gaming facility in Palm Springs, California. Under the agreement, the subsidiary will manage such facility for a percentage of the net profit for a fixed term. The provisions of the agreement include, among other things, a commitment, contingent on certain regulatory approvals and acquisition of land, to loan the Tribe up to $25,000,000 for development of the facility and to guarantee a minimum distribution of at least $600,000 per year to the Tribe for the term of the agreement. The agreement requires approval by the National Indian Gaming Commission. See also the discussion at ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" beginning on page 22 of this Report (incorporated herein by this reference).

The Company's casino/hotels have extended substantial amounts of credit to their customers. Betting and credit limits of the Company are among the highest in the industry. The Company maintains substantial reserves against its casino accounts receivable. In fiscal 1990, the provision for doubtful accounts was four percent of credit extended and in fiscal 1991 this increased to 5.4 percent of credit extended. In fiscal 1992, the provision dropped to 4.6 percent of the credit extended due in part to increased collection of receivables from several high-wagering players which had been provided for in prior fiscal years. In fiscal 1993, the provision was 4.8 percent of credit extended and in fiscal 1994 grew to 5.3 percent of credit extended. The provision for doubtful accounts in recent years includes the use of receivable allowances as a marketing tool to high-wagering customers. At July 31, 1994, approximately 61% of the Company's casino receivables were from customers primarily residing outside the United States, with no concentration of net receivables from customers living in any one foreign country. The collectability of receivables depends, in part, upon the future economic stability or significant events in the countries in which these customers live. At July 31, 1994, the Company had total receivables of $116,602,000 (of which 92% were casino receivables) and a reserve for doubtful collections on total receivables of $45,261,000.

The gaming industry in which the Company operates is subject to extensive regulation and, accordingly, legislative and regulatory changes (including gaming related taxes) could have a material adverse effect on the Company's business by increasing competition, increasing costs, or making utilization of its facilities a relatively less attractive activity for its customers as compared with other competing activities.

For additional information concerning the Company and its operations, see ITEM 6, "SELECTED FINANCIAL DATA" on pages 20 and 21 and ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 22 through 28 of this Report (incorporated herein by this reference).

OPERATING FACILITIES

NEVADA PROPERTIES

Caesars Palace, which opened in 1966 and was purchased by the Company in the fall of 1969, is an internationally known casino/hotel complex located on approximately 80 acres on the "Strip" in Las Vegas, Nevada. At July 31, 1994, Caesars Palace had 1,501 hotel rooms and suites, 10 restaurants, a 1,126 seat showroom, a convention complex with approximately 100,000 square feet of meeting and banquet space, numerous bars and lounges, a shopping arcade, two swimming pools, tennis facilities, a 4,500 seat sports pavilion, a 15,000 seat outdoor stadium, health spas, and an "Omnimax" theater. Its casino is approximately 118,000 square feet, and it offers wagering limits among the highest in Nevada.

Casino games include baccarat, blackjack, dice, roulette, slot machines, keno, pai gow, big six and a Race and Sports Book.

Caesars Palace's Race and Sport Book occupies approximately 16% of the casino floor space. It features live horse racing telecasts from New York, California and Illinois, as well as other race tracks in the United States as well as Australia and Canada. Featuring state-of-the-art computerized systems, this facility includes giant video screens and electronic boards and provides live results from major race tracks and other sporting events.

During fiscal 1994, 36% of Caesars Palace's casino revenue was from baccarat, 35% from other table games, 25% from slot machines and the remaining 4 percent from other games. The percentage of casino revenue derived from baccarat tends to vary from period to period because of high-limit play of this game and the fewer number of players compared with other table games.

Caesars Palace operates a small casino on a cruise ship in conjunction with the operator of the ship, with the launch of a second ship scheduled for the spring of 1995. These operations are not material to the operating results of the Nevada properties. The Company may operate additional casinos on new ships operated by the same cruise line in the future.

In fiscal 1994, the average hotel occupancy rate at Caesars Palace of 90.4% included occupancy of approximately 35.9% of the available rooms and suites by guests receiving complimentary rooms. The average hotel occupancy rate at Caesars Palace was 91.6%; 85.8%; 84.6% and 84.5% in fiscal 1993, 1992, 1991 and
1990, respectively.  Its room rates are among the highest in Las Vegas.

Caesars Palace has been the site of a number of highly publicized sporting events, including world championship and other prize fights. Although the costs of these events often exceed the directly related revenue from the event, the Company usually expects to more than offset these costs through additional casino revenue. The Company also believes these events contribute materially to the worldwide recognition of the Caesars name. The Company is continuing to maximize its participation in the ancillary revenue from these events by selling event merchandise and, on occasion, participating in the profits with the promoters of these events.

Capital expenditures at Caesars Palace totaled approximately $28,000,000 and $15,300,000 in fiscal 1994 and 1993, respectively. Major capital expenditures in fiscal 1994 included guest room and public area refurbishments, replacement of slot machines, enhancements to security systems in the casino as well as $11,900,000 for completion of two rooftop luxury suites on one of the hotel towers. These penthouse luxury suites are used by high-wagering casino customers. The major capital expenditures in fiscal 1993 were for slot equipment and enhancements (including currency acceptors), room and public area refurbishments including guest rooms and initial costs of the two penthouse luxury suites. The Company estimates that capital expenditures at Caesars Palace will be approximately $66,000,000 in fiscal 1995. Major capital expenditures in fiscal 1995 are expected to include Caesars Magical Empire, a new state-of-the-art magical and dining entertainment facility, which is estimated to cost $28,000,000 and to be completed in mid-calendar 1995. Other major projects at Caesars Palace include a second parking garage for approximately 2,500 cars costing approximately $15,000,000, normal slot machine replacements and guest room and public area refurbishments. In addition, a longer-term plan to significantly expand casino and room capacity at Caesars Palace is in the conceptual planning stage, and implementation may commence in fiscal 1995. The size and cost of this potential expansion will depend on what specific elements are approved and their timing.

In May 1992, The Forum Shops at Caesars (The Forum), a 245,000 square foot shopping complex located on an eight acre site at the north end of Caesars Palace property opened. The Forum features some 70 exclusive shops and restaurants in a recreated ancient Roman village setting and includes a sky feature, water fountains and animatronic statues. The Forum is attached to the casino and the primary financial contribution to the Company is from increased visitors to the casino. The Company leases the land to an independent development company which provided its own financing for the project and which owns the development and pays rent to the Company. It is anticipated that a 250,000 square foot expansion of The Forum Shops at Caesars will be commenced in fiscal 1995 by an unrelated developer after the ground lease from Caesars Palace is amended to add approximately 4 acres. The developer will lease the land from Caesars and provide financing for the project. Opening of this expansion is targeted for calendar 1996. This expansion of The Forum would approximately double the retail area and add entertainment features and parking.

Caesars Tahoe casino/hotel opened in fiscal 1980 and is located in Stateline, Nevada adjacent to Lake Tahoe. In 1979, the Company entered into a long-term lease of the 24-acre property on which the casino/hotel stands. Caesars Tahoe has 440 hotel rooms and suites, six restaurants, a 1,550 seat showroom, 25,000 square feet of convention rooms, a Roman-themed nightclub, a 40,000 square foot casino including a race and sports book, bars, shops, four outdoor tennis courts and an indoor health spa containing a swimming pool and a racquetball court. In fiscal 1994 Caesars Tahoe opened a wedding chapel and a restaurant which are leased to independent operators. During fiscal 1994, 54% of Caesars Tahoe's casino revenue was from other table games, 38% from slot machines and 8 percent from other games with less than 1% from baccarat.

During the year ended July 31, 1994, the average occupancy rate at Caesars Tahoe of 89.5% included occupancy of 32.7% of occupied rooms by guests receiving complimentary rooms. The average hotel occupancy rate at Caesars Tahoe was 90.1%; 86.3%; 86.1% and 87.7% in 1993, 1992, 1991 and 1990, respectively. The business of Caesars Tahoe is seasonal in nature with its highest hotel, food and beverage revenues occurring in the summer months and lower amounts generally in the fall and spring months.

Capital expenditures at Caesars Tahoe totaled approximately $7,800,000, $5,500,000 and $5,700,000 in fiscal 1994, 1993, and 1992, respectively. Major expenditures in fiscal 1994 included costs for a themed restaurant and room renovations. Expenditures in fiscal 1993 and 1992 were mostly for room renovations, continuing a four year project to remodel all guest rooms at the property and for the remodeling/retheming of the casino floor. Capital expenditures in fiscal 1995 are projected to be approximately $5,000,000, primarily for remodeling of a portion of the casino and replacement of slot equipment.

Casino results in the Nevada casinos can be volatile depending upon the table-game play of a few high-wagering casino customers.

CAESARS ATLANTIC CITY

Caesars Atlantic City is a 641-room casino/hotel on the Boardwalk in Atlantic City, New Jersey. It contains a 74,000 square foot casino, including table games, slots, keno, poker and race simulcasting, 12 restaurants and bars, 10,000 square feet of meeting and banquet space, an 1,100 seat showroom, a shopping arcade, a Roman-themed transportation center which accommodates 2,500 cars and 11 buses, a health club and tennis courts. The property on which Caesars Atlantic City stands consists of approximately 8.1 acres, including contiguous parcels totaling approximately 5.4 acres bounded on three sides by Missouri, Arkansas and Pacific Avenues, with an entire block of Boardwalk frontage.

Of Caesars Atlantic City's casino revenue during the year ended July 31, 1994, 7 percent was from baccarat, 30% from other table games, 61% from slot machines and 2% from other games.

During fiscal 1994, Caesars Atlantic City's hotel occupancy averaged 91.8%, including occupancy of 49.1% of the available rooms by guests receiving complimentary rooms. The average hotel occupancy rate at Caesars Atlantic City was 89.5%; 86.4%; 87.1% and 88% in fiscal 1993, 1992, 1991 and 1990, respectively.

Capital expenditures at Caesars Atlantic City were $24,800,000 in fiscal 1994 which included the completion of construction on a $9,900,000 casino expansion which provided for additional slot machines, table games, poker tables, and a keno and simulcasting area which seats approximately 100 people. Additional capital expenditures included remodeling and refurbishing of approximately 375 guest rooms and the baccarat casino area as well as the first phase of installing of a new property computer system including software. Capital expenditures at Caesars Atlantic City in fiscal 1993 were $14,400,000 and major projects included the completion of a casino renovation, purchase of slot equipment (including currency acceptors), room remodels and the initial construction of a $9,900,000 casino expansion. Total capital expenditures in fiscal 1995 are estimated to be $20,000,000 and include replacement of slot machines, renovation of guest rooms and suites and completion of the new computer system.

The Atlantic City casino industry in which Caesars Atlantic City competes is seasonal in nature with its highest revenues occurring during the warmer summer months and lowest revenues in the winter months. Casino results can be volatile depending upon the table game play of few high-wagering casino customers.

UNCONSOLIDATED AFFILIATES

In December, 1993 a newly formed corporation, Windsor Casino, Limited (WCL) owned equally by the Company, Circus Circus Enterprises, Inc. and a subsidiary of Hilton Hotels Corporation was selected by the government of Ontario, Canada to develop and operate the province's first casino, in Windsor, Canada. In May 1994, a 50,000 square foot interim casino was opened in Windsor which is owned by the government of Ontario and operated by WCL. WCL receives 2.75 percent of gross operating revenue and 5 percent of net operating margins (as defined in the management agreement) of the interim casino. Cash advances of $14,591,000 were made by each shareholder of WCL, including the Company, prior to June 1994 of which $4,531,000 had been repaid at July 31, 1994. During the second quarter of fiscal 1995, WCL is expected to borrow from a syndicate of banks, an amount of which will be used to repay the remaining outstanding cash advances made to WCL by its three shareholders. Each of the WCL shareholders, including the Company, is expected to guarantee one-third of these bank borrowings. The WCL bank loan is expected to be repaid from cash generated from operations. The proposed permanent casino complex will include meeting facilities and a 300 room hotel on 13 acres in downtown Windsor with completion anticipated in fiscal 1997. This facility is expected to cost about $300,000,000 and each shareholder of the corporation, including the Company, is required to provide about $25,000,000 of such capital. The remaining $225,000,000 is expected to be financed by debt of the joint venture Canadian corporation.

POCONO MOUNTAIN RESORTS

The Pocono Resorts are resort hotels in Pennsylvania's Pocono Mountains which cater primarily to honeymoon and other couples. Cove Haven is located on Lake Wallenpaupack and has 282 hotel rooms, two restaurants, a nightclub, an outdoor and an indoor swimming pool, an ice skating rink and additional recreational facilities on a 130 acre site. Paradise Stream has 171 hotel rooms, two restaurants, a night club, a service station and convenience store, an indoor swimming pool and sports complex, an outdoor swimming pool and additional recreational facilities on a 130 acre site. Pocono Palace has 169 hotel rooms, two restaurants, a nine hole golf course, indoor and outdoor swimming pools, a 25 acre private lake and other facilities on a 330 acre site. Caesars Brookdale has 127 hotel rooms, a 12 acre lake, two restaurants, a 750 seat nightclub, indoor and outdoor swimming pools, tennis courts and additional recreational facilities on a 231 acre site. The Cove Haven and Paradise Stream Resorts are leased properties. In fiscal 1991, a new subsidiary, Romantic Tours, Inc., was formed to assist in making travel arrangements for customers to visit the Company's Pocono Resorts.

Capital expenditures totaled approximately $3,900,000 in fiscal 1994 and $5,100,000 in fiscal 1993. Major capital expenditures in 1994 included the construction of 20 Roman Tower suites at Pocono Palace and room renovations at Brookdale and Pocono Palace. The fiscal 1993 major capital expenditures included a wastewater hook-up system at Pocono Palace and room refurbishments at all the locations. Capital expenditures in fiscal 1995 include the exercise of purchase options for two of the leased Pocono resort properties and the construction of an indoor Sports Palace at Pocono Palace and some room refurbishments at all the resorts.

MARKETING - INTERNATIONAL AND NATIONAL

The Company has centralized its international and national marketing activities in a subsidiary which markets on behalf of, and coordinates among, the Company's three casino/hotels. The subsidiary's international division has 86 representatives in 22 countries including branch offices in Bangkok, Hong Kong, Singapore, Mexico City, two in Taiwan, Vancouver, and Tokyo, as well as several in the United States which serve national ethnic markets. Through this subsidiary the Company's international marketing division representatives search out and attract upper income customers to each of the Company's three casino/hotels by actively promoting them as world-class destination resorts; evaluate and, in conjunction with Company executives, oversee credit extension practices in accordance with and to the extent allowed under gaming regulations; and coordinate travel and entertainment arrangements. The Company believes that it has the largest and most comprehensive international marketing organization of any United States casino/hotel. Although it is difficult to reasonably estimate the level of casino win from international customers, the Company estimates that table game (including baccarat) win from international customers in fiscal 1994 comprised approximately 45% of its total table game win.

The Company's marketing subsidiary also has a national marketing division similar to the international division whose goal is to centralize and coordinate the marketing activities of the Company's national branch offices and to attract national customers to the three casino/hotels. This division has branch offices in 9 U.S. cities as well as independent agents in various U.S. cities. National representatives perform functions similar to those of the international division representatives, but have an additional objective of broadening the Company's customer base to include additional middle-market customers.

CASINO CREDIT

GENERAL

The collection of casino accounts receivable arising in New Jersey and Nevada and complying with laws and regulations in such states are enforceable in the courts of the respective states but not necessarily in all other states or foreign countries where the Company's customers live.

NEVADA PROPERTIES

During the year ended July 31, 1994, Caesars Palace extended gaming credit of $906,890,000 which constituted 66.7% of its table game drop. This compared with total gaming credit extended of $774,659,000, equal to 63.6% of table game drop, during the prior year. At July 31, 1994, Caesars Palace had collected 91.7% of the credit extended during the first six months of fiscal 1994 and 93.8% of credit extended during fiscal 1993. Competitors in Las Vegas, as well as the Company, use receivable allowances for high-wagering customers as a marketing tool. It is expected that this practice will continue.

During the year ended July 31, 1994, Caesars Tahoe extended gaming credit of $121,882,000 equal to 57.6% of its table game drop. During the prior year, Caesars Tahoe extended $126,513,000 of gaming credit, equal to 56.0% of its table game drop. At July 31, 1994, 95.9% of the credit extended during the first six months of fiscal 1994 and 91.5% of credit extended during fiscal 1993 had been collected.

CAESARS ATLANTIC CITY

During the year ended July 31, 1994, Caesars Atlantic City extended gaming credit of $224,784,000 equal to 29.2% of its table game drop as compared with credit of $253,515,000 equal to 30.2% of its table game drop in fiscal 1993. At July 31, 1994, 97.9% of the credit extended during the first six months of fiscal 1994 and 99.3% of the credit extended during fiscal 1993 had been collected.

COMPETITION

The Company believes that all of its operations compete on the basis of the quality of its facilities and the services and entertainment offered at such facilities. In addition, the Company believes that its name and reputation are significant factors in its competitiveness in the marketplace. Accordingly, the Company and many of its' subsidiaries have registered tradenames and trademarks, including registered trademarks on the use of "Caesars" and "Caesars Palace."
In addition, the gaming facilities use complimentaries, promotional allowances, special events, cash incentives and credit and betting limits to attract customers. See also THE BUSINESS - Marketing - International and National.

NEVADA PROPERTIES

There are many hotels on or near the "Strip" in Las Vegas which offer casino facilities, some of which are larger than Caesars Palace. "Strip" hotels tend to compete primarily (but not exclusively) with other "Strip" hotels and with a few major hotels in the greater Las Vegas area. Caesars Palace's room and food prices are higher than those charged at most "Strip" hotels. "Strip" hotels offering similarly priced rooms and food and beverage compete with each other primarily on the basis of quality of rooms, restaurant and convention facilities, entertainment offered, complimentaries, promotional allowances, special events, credit and betting limits and quality of personal attention offered to guests and casino customers. In addition to the "Strip" and "Strip"
- - -type hotels, there are a large number of hotels and motels in downtown Las Vegas and elsewhere in and near Las Vegas, many of which offer gaming facilities, and a large number of casinos in Las Vegas not related to hotels. Caesars Palace competes with these as well as other casino/hotels throughout Nevada and the world.

There were approximately 87,000 hotel rooms in Las Vegas at July 31, 1994 including three large casino/hotels which added approximately 10,500 guest rooms during the past fiscal year. Each of these new resorts has unique entertainment features and competes with Caesars Palace for casino customers and hotel rooms. The Las Vegas industry has experienced high hotel occupancy rates and a 12.6 percent increase in gaming revenue between the years ended June 30, 1994 and 1993. Although the market has absorbed this growth so far, this trend of industry expansion is expected to continue over the next several years. Construction of approximately 2,500 new hotel rooms by existing casino/hotels in Las Vegas is expected to be completed during the Company's 1995 fiscal year. Projects that have been announced but will not be completed until after July 1995 are expected to add another 15,000 guest rooms. It is possible that the expansion of existing casinos and the opening of additional casino/hotels may further increase the competition for customers and for trained employees with an adverse impact on the operating results of Caesars Palace. It is impossible to presently determine the effects of these changes.

There are four competing casino/hotels in Stateline, Nevada and two casinos which are not part of a hotel (but one of which is owned and managed by a major casino/hotel competitor). There are also numerous casino/hotels and casinos (without hotels) in Carson City and Reno, Nevada and other locations near Stateline, all within a two hours drive from Stateline, Nevada. The many restaurants, hotels and motels without casinos in South Lake Tahoe (located in California adjacent to Stateline, Nevada) compete for food and room sales. Caesars Tahoe competes with these, as well as with hotels and casinos elsewhere in Nevada, in other states and in the world.

CAESARS ATLANTIC CITY

The statute legalizing casino gaming in Atlantic City became effective in June 1977. As of July 31, 1994, there were 12 casino/hotels operating in Atlantic City many which have more guest rooms and casino square footage than Caesars Atlantic City. Projects and expansions of existing casino/hotels and hotels without casinos that are planned or proposed may be completed at some time in the future, and may further increase the competition for customers.

A large casino/hotel operates on Native American property in Connecticut. Another Native American tribe recently opened a casino without slot machines in upper New York state. Numerous gaming establishments have been opened on riverboats or adjacent to rivers in midwestern states during the past several years and more are in the process of being built and/or licensed. The Company believes that some gaming activity that previously has taken place in Atlantic City, has been diverted to these casinos.

Slot machine revenue is a significant portion of casino revenue in Atlantic City and has been directly related to the number of customers attracted through bus programs and garage facilities. Bus, drive-in and other slot marketing programs utilize cash and other incentives to attract customers and are highly competitive among the Atlantic City casino/hotels. Additional proliferation of legalized casino gaming in eastern Canada and northeastern, midatlantic and midwestern states in the United States could also adversely affect the Atlantic City market.

UNCONSOLIDATED AFFILIATE

As described in NOTE 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in
PART IV, ITEM 14 of this Report the Company is a one-third owner of a management company which is operating a casino owned by the Ontario government in Windsor, Canada. This interim casino was opened in May 1994 and a new permanent casino/hotel is expected to be opened in 1997. Directly across the river from Detroit, Michigan this casino competes with the riverboat casinos in the midwest states as well as casinos in Montreal, Canada. The Ontario and Quebec governments have announced plans for additional casinos in these provinces and when they become operational will compete with the Windsor casino. Voters in the city of Detroit have approved two non-binding referendums in favor of gaming which require further state action before they can go forward. State authorities have formed a commission to study the question of gaming in Michigan. Other casinos have been proposed for the area around Detroit including Indian lands.

CAESARS POCONO RESORTS

The Pocono Resorts compete with other honeymoon and couple resorts in the Pocono Mountains and with other hotels, resorts, cruise ships and recreation areas (including Atlantic City, which is approximately 200 miles away).

OTHER COMPETITIVE FACTORS

In addition to competing with casino/hotel facilities in Nevada and Atlantic City, the Company's resort, casino and hotel facilities and one cruise ship casino operation compete with resort, casino and hotel facilities elsewhere in the world, including ocean cruises and state lotteries, particularly the New Jersey, Pennsylvania and California lotteries. There is also some competitive impact from card rooms in California, particularly in Los Angeles. A number of states have authorized casino gaming for riverboats or for specific locations and others have video games and video lotteries. Some of the states limit the amount of individual bets, restrict the total amount each customer may lose, and prohibit or limit the issuance of credit, while other locations have no such limitations. In addition, several other states are considering or are in the course of developing various forms of approved gaming already offered by the Company's facilities. An increase in foreign gaming particularly in Asia and Australia and surrounding areas could also affect the Company's Asian customer base. Australia is presently in the process of adding four additional casinos.

Another recent development resulting from certain legislation and court decisions is the legalization of casino type gaming on Native American reservations including some areas close to major metropolitan areas which are substantial sources of customers for the Atlantic City, Lake Tahoe and Las Vegas markets. There is also certain on-going activity directed at determining whether Native American tribes can acquire land as "trust lands" in order to establish casinos and offer casino type gaming at such establishments. It has been indicated that there are approximately 88 compacts with respect to the establishment of gaming activity under the Indian Gaming Regulatory Act in 28 states. About 20 tribes are seeking to negotiate a compact with the State of California that would allow certain electronic machines and card games on tribal land. State officials recently appealed a Federal judge's ruling that the use of such electronic machines and card games on tribal land is appropriate subject matter to be negotiated in a class III compact between the State of California and Indian tribes. A decision on the appeal is expected imminently.

The spread of such casinos and other forms of gaming to states other than Nevada and New Jersey could have a negative effect on the Company's activities in Nevada and New Jersey if such competitive casinos attract or satisfy the gaming desires of local persons who would otherwise have traveled to Company facilities. At this time the Company believes it is not possible to quantify the effect on the Company's operations of the on-going proliferation of gaming activities in the United States and internationally.

EMPLOYEE RELATIONS

As of July 31, 1994, the Company employed approximately 10,100 people on a full-time equivalent basis. Of these, approximately 3,800 were employed at Caesars Palace, 3,400 at Caesars Atlantic City, 1,800 at Caesars Tahoe, 700 at the Pocono Resorts and 400 in certain merchandising, marketing, general and administrative and clerical capacities. Management considers its labor relations to be good.

A Company subsidiary has six collective bargaining contracts with seven unions which represent approximately 65% of the employees at Caesars Palace. The Culinary Workers Union and Bartenders Union contracts covering approximately 2,500 employees and another union contract covering approximately 20 theatrical stage employees expired on June 1, 1994 and work is continuing under a contract
extension cancelable with three days notice.   The Company is continuing to
negotiate with these unions and currently does not expect a work slow-down or stoppage as a result of these expired labor contracts. The Company anticipates new multi-year contracts will be finalized in the fall of 1994. Contracts covering four unions and approximately 200 employees expire in 1995.

Caesars Tahoe has a collective bargaining contract with one union representing 23 employees. This contract expires in February 1995.

Caesars Atlantic City has collective bargaining contracts with eight unions representing approximately 39% of its work force at July 31, 1994. The contract with the Hotel, Restaurant Workers and Bar-tenders Local 54, which covers approximately 1,100 employees, expired in September 1994 and a new five year contract has been approved by union members. One contract covering 109 employees expires in 1998 and the remaining contracts expire in fiscal 1996.

REGULATION

NEVADA

The ownership and operation of casino gaming facilities in Nevada are subject to extensive state and local regulations. The Company's (herein sometimes "CWI") gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (Nevada Commission), the Nevada State Gaming Control Board (Nevada Board), and various local and county regulatory agencies (hereinafter collectively referred to as the "Nevada Gaming Authorities").

The gaming laws, regulations and supervisory procedures of Nevada seek to (1) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (2) establish and maintain responsible accounting practices and procedures, (3) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping, and making periodic reports to the Nevada Gaming Authorities, (4) prevent cheating and fraudulent practices, and (5) provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's Nevada gaming operations.

Caesars Palace Corporation (CPC), a wholly owned subsidiary of CWI, is registered as an intermediary holding company and has been found suitable by the Nevada Gaming Authorities to own all of the outstanding capital stock of Desert Palace, Inc. (DPI). DPI holds gaming licenses issued by the Nevada Gaming Authorities to enable it to operate casinos at Caesars Tahoe in Stateline and Caesars Palace in Las Vegas. DPI is also registered and has been found suitable by the Nevada Gaming Authorities as an intermediary holding company owning all of the outstanding capital stock of Tele/Info, Inc. which is licensed as a disseminator of horse race simulcasts for the purpose of receiving and disseminating live telecasts of horse racing information. (DPI and Tele/Info, Inc. are hereinafter collectively referred to as the "Gaming Subsidiaries").

No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The prior approval of the Nevada Gaming Authorities is required for the sale, assignment, transfer, pledge or other disposition of any security issued by CPC or the Gaming Subsidiaries.

The licenses held by the Gaming Subsidiaries are not transferable and must be renewed periodically and require periodic payment of fees. Each issuing agency may at any time revoke, suspend, condition, limit or restrict a license or approval to own stock in the Gaming Subsidiaries for any cause deemed reasonable by such agency. Substantial fines for each violation of gaming laws or regulations may be levied against the Gaming Subsidiaries, CWI and CPC and any persons involved. A violation under any one of the licenses held by the Gaming Subsidiaries may be deemed a violation under all of the other licenses held by the Gaming Subsidiaries. If the licenses of the Gaming Subsidiaries were revoked, suspended or not renewed, the Nevada Commission may petition a Nevada district court to appoint a supervisor to operate the Nevada casinos and under certain circumstances, earnings generated during the supervisor's tenure could be forfeited to the State of Nevada, except for the reasonable rental value of the casino. Suspension or revocation of any of the foregoing licenses or of the approval of CWI or CPC would have a materially adverse effect upon the business of the Company.

Directors, officers and certain key employees of the Gaming Subsidiaries must file license applications with the Nevada Gaming Authorities. An application for licensing may be denied for any cause deemed reasonable by the issuing agency. Changes in corporate management or executive positions must be reported to the Nevada Gaming Authorities. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in a management or executive position with a regulated corporation. If the Nevada Gaming Authorities were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Gaming Subsidiaries, CPC and/or CWI would have to suspend, dismiss and sever all relationships with such person. CPC and CWI would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain and periodically renew a work permit which may be revoked upon the occurrence of certain specified events.

The Gaming Subsidiaries must submit detailed financial and operating reports to the Nevada Commission and Nevada Board. Substantially all loans, leases, sales of securities and similar financing transactions entered into by the Gaming Subsidiaries must be reported to the Nevada Board or approved by the Nevada Commission. The financial stability of the Gaming Subsidiaries must be adequate to satisfy gaming financial obligations such as state and local government taxes and fees, and the payment of winning wagers to patrons. Failure to satisfy these gaming financial obligations may subject the gaming licenses of the Gaming Subsidiaries and the approvals of CWI and CPC to limitation, condition, restriction, suspension or revocation, or the imposition of administrative fines.

The Company is registered with the Nevada Commission as a publicly traded holding company and has been found suitable as the sole stockholder of CPC. As such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission which are subject to periodic audit by the Nevada Board and furnish any other information which the Nevada Commission may require. Its directors, officers and key employees who are actively and directly engaged in the administration or supervision of gaming are subject to being required to be found suitable or licensed by the Nevada Commission. Certain of its officers and directors have been found suitable by the Nevada Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal background and personal financial information followed by a thorough investigation and payment by the applicant of all investigative costs and charges.

Any individual who is found to have a material relationship to, or material involvement with the Gaming Subsidiaries, CPC or CWI may be required to be investigated in order to be found suitable or be licensed as a business associate of the Gaming Subsidiaries. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of CWI or CPC may also be deemed to have such a relationship or involvement.

Any person who acquires more than five percent of any class of the voting securities of CWI must report the acquisition to the Nevada Commission. Beneficial owners of more than 10% of any class of CWI's voting securities must be found suitable by the Nevada Commission, and any beneficial owner of CWI's voting securities (whether or not such person is a controlling stockholder) may be required to be found suitable if the Nevada Commission has reason to believe that such ownership would be inconsistent with the declared policy of the State of Nevada that licensed gaming be conducted honestly and competitively and that the gaming industry be free from criminal and corruptive elements.

Under certain circumstances, an "institutional investor" (as defined by the regulations of the Nevada Commission) which holds more than 10 percent, but not more than 15 percent, of the voting securities of the Company, may apply to the Nevada Commission for a waiver of the mandatory shareholder suitability requirement prescribed by the Nevada Gaming Control Act if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (I) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. In addition, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling more than two percent of the stock of a gaming licensee or of any corporation controlling a gaming licensee. The applicant is required to pay all costs of investigation.

Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of CWI's common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the chairman of the Nevada Gaming Board or the Nevada Commission may be found unsuitable. The same restrictions apply to a beneficial owner if the record owner, after request, fails to identify the beneficial owner. CWI is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with it, the Gaming Subsidiaries, CWI or CPC: (a) pays the unsuitable person any dividends or interest upon any voting securities of the Gaming Subsidiaries, CPC or CWI, or any payments or distributions of any kind whatsoever except as permitted by subparagraph (d) below; (b) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person; (c) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (d) fails to pursue all lawful efforts to require the unsuitable person to divest himself or his voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

It is the position of the Nevada Board that the Nevada Commission may also require the holder of any debt security of a corporation registered under the Nevada Gaming Control Act to file applications, be investigated and be found suitable to own the debt security of a registered corporation. It also is the position of the Nevada Board that if the Nevada Commission determines that a person is unsuitable to own such debt security, then pursuant to the regulations of the Nevada Commission, the registered corporation can be sanctioned, including the loss of its approvals, if, without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities for cash at fair market value.

CWI is required to maintain current stock ledgers in the State of Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable. CWI and CPC also are required to render maximum assistance in determining the identity of the beneficial owner.

The Nevada Commission has the power to require that certificates representing shares of CWI's common stock bear a legend to the general effect that the Company's securities are subject to the Nevada Gaming Control Act and the regulations of the Nevada Commission. The Company has obtained from the Nevada Commission an exemption from the requirement that the shares of CWI's common stock bear such a legend; however, beginning July 1, 1985, the Company has affixed a legend on its stock for the protection of the Gaming Subsidiaries.
The Nevada Gaming Authorities, through the power to regulate licensees, have the power to impose additional restrictions on the holders of CWI's securities at any time.

The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of securities and corporate defense tactics affecting corporate gaming licensees in Nevada and publicly traded corporations affiliated with those operations, may be injurious to stable and productive corporate gaming operations. The Nevada Commission has established a regulatory scheme to ameliorate the potential adverse effects of these business practices upon Nevada's gaming industry and to advance Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals may be required from the Nevada Commission before the Company can make exceptional repurchases of securities above the current market price (commonly referred to as "greenmail"), and prior to a corporate acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval by the Nevada Commission in the event of a Company plan of recapitalization proposed by the Board of Directors in opposition to a tender offer made directly to shareholders for the purpose of acquiring control of the Company.

The regulations also provide that control of the Company may not change hands without the prior approval of the Nevada Commission. Nevada law prohibits the Company from making a public offering of its securities without the prior approval of the Nevada Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for one or more such purposes. Currently, CWI has approval from the Nevada Commission to make public offerings of its securities, subject to certain conditions, for a period of one year. Any such approval does not constitute a finding by the Nevada Commission as to the accuracy, adequacy or investment merit of the securities offered to the public.

Under the Nevada Gaming Control Act, the Company and its affiliates, including its subsidiaries, may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Gaming Authorities provided that such activities are lawful in the jurisdiction where they are to be conducted and that certain information regarding the foreign operation is provided to the Nevada Board on a periodic basis. The Company and its Nevada based affiliates may be disciplined by the Nevada Commission if any of them knowingly violates any laws pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that interfere with the ability of the State of Nevada to collect gaming taxes and fees, unreasonably threaten Nevada gaming control, reflect discredit or disrepute on Nevada or its gaming, or are contrary to Nevada gaming public policy, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Nevada and to the counties and cities in which the Gaming Subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either (i) a percentage of the gross gaming revenues received by the casino operations, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. A casino entertainment tax is also paid by the licensee where entertainment is furnished in connection with the selling of food, refreshments or merchandise.

NEW JERSEY

The Company's gaming activities in New Jersey are conducted by Boardwalk Regency Corporation (BRC), a wholly-owned subsidiary of Caesars New Jersey, Inc. (CNJ), a wholly-owned subsidiary of the Company.

Gaming activities in New Jersey are subject to the New Jersey Casino Control Act (New Jersey Act) and regulations of the New Jersey Casino Control Commission (New Jersey Commission). These laws and regulations primarily concern the financial stability and character of casino operators, their employees, their security holders and others financially interested in casino operations, the nature of hotel and casino facilities, and the operating methods (including rules of games and credit granting procedures) and financial and accounting procedures used in connection with the casino operations. These laws and regulations include detailed provisions concerning, among other things, (i) equal employment opportunity requirements as to employees of casino operators, contractors for casino facilities and others, (ii) rules of games, methods of supervision of games and methods of selling and redeeming chips, (iii) manner of granting credit, duration of credit, and enforceability of gaming debts, (iv) manufacture, distribution and sale of gaming equipment, (v) security standards, management control procedures, accounting and cash control methods and reports to gaming authorities, and (vi) standards for entertainment and distribution of alcoholic beverages in casinos. A number of these regulations require practices which are different from those in many casinos in Nevada and elsewhere, and some of them result in casino operating costs greater than those in comparable facilities in Nevada or otherwise disadvantage the New Jersey casinos compared with casinos elsewhere. As one of the prerequisites for being licensed, a casino/hotel facility must meet certain requirements concerning, among other things, the size and number of guest rooms.

In 1991 and 1992, the New Jersey legislature passed certain liberalizing amendments for the New Jersey Act. It amended the New Jersey Act to authorize the addition of the new games of Red Dog, Pai Gow, and Sic Bo, and any other games, to liberalize certain advertising, check cashing, junket licensing and complimentary provisions and to authorize the increase by the New Jersey Commission of the amount of space allowable for slot machines. The amendments also empowered the Commission to authorize 24 hour gaming on a limited basis which it has done, reduced the hotel facility requirements, and provided for waiver of qualification requirements with respect to certain institutional security holders in the Company. The Company believes that although these changes have increased revenue, they are not likely to have had a material effect on net income of the Company as a whole. In 1993, the New Jersey legislature passed certain liberalizing amendments to the New Jersey Act. It amended the Act to authorize the establishment and operation of casino simulcasting, to liberalize the permitted length of experimental procedures and regulations, to shorten the length of time before a temporary key license may be issued to an applicant, to permit the Commission to authorize casino patrons to obtain chips by credit card, and to grant casino licensees additional authority to exclude or eject undesirable patrons from their premises.

To operate Caesars Atlantic City, BRC must be licensed by the New Jersey Commission. The New Jersey Commission has broad discretion with regard to the issuance, renewal and revocation or suspension of licenses. A casino license is not transferable and must be renewed every other year. Renewal is not automatic and involves an extensive review by the New Jersey Commission. BRC's license to operate Caesars Atlantic City was approved for two additional years in October 1994.

Except for certain banking and lending institutions exempted under the New Jersey Act, all financial backers, investors, mortgagees, debt holders, landlords under leases to BRC, relating to New Jersey casino/hotel facilities, all lenders to BRC, all officers and directors of BRC, and all employees who work at Caesars Atlantic City have to be qualified, licensed or approved by the New Jersey Commission. In addition, all contracts and leases entered into by BRC are subject to approval by the New Jersey Commission.

As a prerequisite to BRC's holding a casino license, CNJ and CWI have to be approved by the New Jersey Commission because of their corporate relationship to BRC. Thus, any debt or equity security holder of either CWI or CNJ will have to be found qualified. The qualification requirement of any security holder of CWI may be waived based upon an express finding by the New Jersey Commission, with the consent of the Director of the New Jersey Division of Gaming Enforcement, that the security holder is not significantly involved in the activities of BRC and does not have the ability to control or to elect a director as to CWI or CNJ (as the case may be) or unless the security holder is an institutional investor as defined in the New Jersey Act as to which qualification is waived as set forth below. Unless rebutted by clear and convincing contrary evidence, a holder of five percent or more of the equity securities is presumed to have the ability to elect a director or exercise control. The New Jersey Commission has stated that it will only be rare that such a five percent or more holder will not have to be qualified.

A security holder of either CNJ or CWI who is required to be found qualified by the New Jersey Commission must submit an application for qualification within 30 days after being ordered to do so or divest all security holdings within 120 days after the Commission's determination such qualifications are required. The application for qualification must include a trust agreement by which the security holder places such person's interest in CNJ or CWI in trust with a trustee qualified by the New Jersey Commission. If the security holder is found qualified, the trust agreement will be terminated. If the security holder is not found qualified, the trustee will be empowered with all rights of ownership pertaining to such security holder's CWI or CNJ securities, including all voting rights, and the power to sell the securities, and the security holder will not be entitled to receive an amount in excess of (i) the lower of the actual cost the security holder incurred in acquiring the securities or (ii) the value of such assets calculated as if the investment had been made on the date the trust became operative.

An "institutional investor" (as defined in the New Jersey Act) holding less than 10% of the equity securities of CWI or debt securities constituting less than 20% of the outstanding debt of CWI and less than 50% of the issue involved may be granted a waiver of qualification as to such holdings upon application in the absence of a prima facie showing that there is any cause to believe that such institutional investor may be found unqualified, provided, such securities were purchased for investment purposes and such institutional investor files with the New Jersey Commission a certified statement to the effect that it has no intention of influencing or affecting the affairs of CWI.

If an institutional investor changes its investment intent or the New Jersey Commission finds reasonable cause to believe that an institutional investor may be found to be unqualified, such institutional investor shall take no action other than disposition until it has submitted an application, entered into the required trust agreement, and complied with other requirements of the New Jersey Act. If the New Jersey Commission finds that an institutional investor holding any security of CWI fails to comply with the requirements for waiver of qualification and certain other reporting requirements or that by reason of the extent or nature of its holding institutional investor is in a position to exercise such a substantial impact upon the controlling interests of the Company that qualification of such institutional investor is necessary to protect the public interest, the New Jersey Commission may require qualification or take other action.

In addition, each officer, director, lender and certain other covered persons of CWI and CNJ must be found qualified unless the New Jersey Commission, as to the person applying to be an officer of CWI and with the consent of the Director of the New Jersey Division of Gaming Enforcement, finds that the officer, director, lender or other covered person is not significantly involved in the activities of BRC. A New Jersey Commission Regulation requires an officer or director of CWI or CNJ to apply for qualification at least 30 days before assuming any duties, and then allows a person applying to be an officer of CWI, with the permission of the New Jersey Commission, to serve prior to being found qualified for up to 270 days, or until the next annual BRC license renewal hearing, whichever is earlier.

CWI and BRC are required to maintain financial stability and capability. The New Jersey Commission has adopted regulations defining "financial stability" for purposes of these requirements and has set forth certain standards for determining compliance with the financial stability requirements. Under the regulations, financial stability has been defined to include the maintenance of a minimum casino bankroll adequate to pay obligations to casino patrons when due, the ability to timely meet ongoing operating expenses, the ability to pay taxes and a prescribed investment alternative tax, the ability to make necessary capital and maintenance expenditures in a timely manner to insure maintenance of a superior first class facility of exceptional quality, and the ability to pay, exchange, refinance or extend debts or otherwise manage such debts or a default with respect to such debts. The New Jersey Commission will accept as evidence of compliance the following: (i) casino bankroll -a casino bankroll in an amount which is consistent with the amount held for the same month in the previous year, (ii) operating expenses - positive gross operating profits on an annual basis, and (iii) capital expenditure and maintenance requirements - a repair and capital expenditure level of five percent (5%) of net revenue for a five-year period (which will include any future two-year licensing period). CWI believes that at present operating levels, BRC will have no difficulty in complying with these requirements. In the event of a substantial deterioration of operating performance by BRC from present levels, however, compliance with these standards could restrict the ability of CWI to utilize cash generated by the operating subsidiary.

The regulations further provide that the New Jersey Commission may restrict or prohibit the transfer of cash or the assumption of liabilities by BRC if such action will adversely impact the financial stability of such licensee. The regulations also require prior approval as to the incurrence of indebtedness and guarantees of affiliated indebtedness by the licensed operating subsidiary involving an amount greater than $25 million. Moreover, under the New Jersey Act, the Company itself is required to maintain financial stability, the failure of which could result in it being found not qualified to be a shareholder of the operating subsidiary.

The New Jersey Commission can find any security holder of CNJ or CWI not qualified to own securities issued by CNJ or CWI. As required by New Jersey law, the charter and bylaws of CNJ and CWI each provide that securities of CNJ or CWI are held subject to the condition that if a holder is found to be disqualified by the New Jersey Commission, or, also, if such holder is requested to submit to licensing and fails to do so, the holder must dispose of his securities of CNJ or CWI. Beginning July 1, 1985, CWI has legended its stock to reflect this charter/bylaw provision and to give it the power to repurchase such securities. CWI's outstanding 8 7/8% Senior Subordinated Notes authorize redemption in such circumstances as well. If a security holder of CNJ or CWI is found disqualified, it will be unlawful for the security holder to (i) receive any dividend or interest with regard to the securities, (ii) exercise, directly or indirectly, any rights conferred by the securities, or (iii) receive any remuneration from CNJ or CWI for services rendered or otherwise. CNJ and CWI are both required to report the names of all owners of their securities to the New Jersey Commission at least once each quarter.

If it were determined that BRC had violated the New Jersey Act, or if a security holder of CNJ or CWI were found disqualified but did not dispose of the securities, BRC could be subject to fines, or its license could be suspended or revoked. If BRC's license were revoked, not renewed, or suspended for more than 120 days, the New Jersey Commission could appoint a conservator to operate, and to dispose of, any casino/hotel facilities of BRC. If a conservator were to operate the casino/hotel facilities, payments to shareholders would be limited to a "fair return" on their investment, with any excess going to the State of New Jersey and the conservators charges and expenses would become a lien against the property which is paramount to all subsequent and prior liens.

In addition to complying with the New Jersey Act and regulations relating to gaming, the Caesars Atlantic City casino/hotel must comply with the New Jersey and Atlantic City laws and regulations relating to, among other things, land use, construction of buildings, environmental considerations, operation of hotels and service of alcoholic beverages. It also must pay applicable gaming and other taxes.

ONTARIO

The Company's unconsolidated one-third owned Canadian Corporation that operates the casino in Windsor, Ontario is required to comply with licensing requirements similar to Nevada and New Jersey and is also subject to operational regulation.

PENNSYLVANIA

The Caesars Pocono Resorts must comply with laws and regulations of the Commonwealth of Pennsylvania relating to the operation of hotels, and the service of alcoholic beverages and food.

OTHER JURISDICTIONS

As the Company expands into other jurisdictions, it is likely to be subject to similar governing rules as set forth above for Nevada and New Jersey. In particular, the Indian Gaming Regulatory Act imposes requirements concerning the suitability of managers and personnel connected with the management of Indian gaming enterprises.

COMPANY'S ARTICLES OF INCORPORATION

The Company's Amended and Restated Articles of Incorporation provide that if any governmental authority, including a Gaming Authority, determines that any shareholder of the Company (1) must be licensed or found suitable or qualified and the shareholder does not promptly apply for a license or become qualified or suitable to the governmental authority or (2) is not licensable, qualified or suitable to be a shareholder of the Company, the Company will (i) limit certain rights of the shareholder, (ii) require such shareholder to dispose of all stock of the Company and (iii) beginning 30 days after notice from the Company, have the right to redeem the stock at any time until the governmental determination is revoked or the shareholder becomes licensed or found qualified or suitable at a price per share which is the lower of (a) the fair market value of the stock of the class to be redeemed on the day the Company notifies the shareholder of the determination of the governmental authority or (b) the fair market value of such stock on the day the Company delivers a redemption notice to the shareholder.

EXECUTIVE OFFICERS OF REGISTRANT

   - Henry Gluck (age 66) has been Chief Executive Officer of the Company since February 1983 and Chairman of the Board since June 1983 and a director of the Company since October 1982.

   - Terrence Lanni (age 51) has been President and Chief Operating Officer of the Company since April 1981 and a director of the Company since February 1982.

   - Philip L. Ball (age 60) has been Senior Vice President, Secretary, General Counsel and a director of the Company since July 1983.

   - Roger Lee (age 61) has been Senior Vice President - Finance and Administration and Chief Financial Officer of the Company since April 1985 and a director of the Company since December 1988.

   - Edwin L. Getz (age 49) has been Vice President - Taxes of the Company since August 1981.

   - Bruce C. Hinckley (age 47) has been Vice President and Controller of the Company since November 1985.

   - Jack Leone (age 57) has been Vice President - Communications of the Company since June 1984.


ITEM 2.   PROPERTIES

Caesars Palace is located on a 79.9 acre site on the "Strip" in Las Vegas,
Nevada.   In June 1990, the Company leased land adjacent to Caesars Palace to a developer for purposes of developing a shopping complex. The ground lease expires in 2046 and has a twenty year renewal option and provides for rent of approximately 15% of the developer's gross revenue with stipulated minimum rental amounts. As part of the lease, the Company entered into a Parking Agreement and Grant of Reciprocal Easements and Declaration of Covenants which in part provides for certain restrictions with respect to the Caesars Palace Hotel property. This includes the requirement that the Company maintain a casino on the site for twenty years, mutual easements, provisions concerning maintenance of common areas and limitations on the amount of retail space at Caesars Palace Hotel. The Company is currently negotiating to increase the acreage covered by such lease by approximately four acres.

Caesars Tahoe is operated under a lease which runs until July 2004 and is renewable for two additional terms of 25 years each. The Caesars Tahoe lease provides for a minimum rent of $2,606,000 for fiscal 1995, increasing by $75,000 per year in each subsequent year, and for a percentage rent of 20% of the casino/hotel's annual net profit (as therein defined).

The property on which Caesars Atlantic City stands consists of approximately 8.1 acres, including contiguous parcels of 5.4 acres bounded on three sides by Missouri, Arkansas and Pacific Avenues, with an entire block of Boardwalk frontage. The mortgage securing this property at July 31, 1993 totaled $1,930,000 and was paid in full during fiscal 1994. A remaining portion of this property was purchased in January 1992 for $6,500,000 pursuant to a lease option.

All debts due and payable as a result of fees, interest, penalties, or taxes required to be collected pursuant to the New Jersey Casino Control Act (including fees of any conservator appointed as discussed above) are a lien on the real property owned by the Casino licensee owing such debt which is paramount to all prior or subsequent liens, claims or encumbrances on that property.


Through a subsidiary, the Company controls property on Indiana Avenue in Atlantic City that consists of approximately 7.2 acres, including an entire block of Boardwalk frontage which may be suitable for the development of a casino/hotel. Approximately 1.2 acres of the Indiana Avenue property in Atlantic City is owned and the remaining acres are leased. The lease covers approximately six acres, including all of the Indiana Avenue property which lies between Indiana Avenue and Illinois Avenue. This lease runs until August 2076, at a rent of $875,000 per year through July 1997 and increasing by $50,000 in August 1997 and every 10 years thereafter. BRC is also required to pay all taxes and other governmental charges relating to the property covered by the lease. BRC has an option to purchase the property which is the subject of that lease for $13,000,000, increasing by $500,000 in August 1997 and another $500,000 every 10 years thereafter. BRC can assign the lease without the landlord's consent, but until a hotel and casino costing $30,000,000 or more is constructed on the property, BRC will be liable for any rent the assignee does not pay. The lease contains provisions intended to make the tenant's interest suitable for a leasehold mortgage. The Company currently leases this property to third parties.

The Company acquired three parcels of land in Atlantic City between fiscal 1987 and fiscal 1989 in order to satisfy the redevelopment tax assessment under the New Jersey Casino Control Act by investing in qualified eligible direct investments. Three housing developments, consisting of a high-rise apartment building and two 15-unit rental town house properties, were completed on these parcels in fiscal 1990, 1989 and 1988. The cost of these housing developments was $40,654,000. The high-rise building provides housing for approximately 200 moderate to middle income families. The Company is required to operate the developments as apartment buildings for a minimum of 15 years until 2004 for the high-rise apartment building and 20 years until 2009 for the 15-unit townhouses.


The Company, through its subsidiaries, has reservation offices (which are also used by the various CWI resorts), on leased premises in 18 cities in the United States and 7 cities outside the United States. CWI purchased a Gulfstream III jet airplane in fiscal 1987. The Company operates the jet airplane to carry customers to its properties and to carry employees between facilities of the Company or on other Company business.

The properties on which the Caesars Pocono Resorts are located are described under ITEM 1, THE BUSINESS - "POCONO MOUNTAIN RESORTS" on page 5 of this Report. In February 1975, the Company sold and leased back the properties on which the Cove Haven and Paradise Stream resorts are located together with the furniture, furnishings and equipment then existing at those resorts. The sales price was $15,000,000 and the rental for the two leases totals $2,130,000 per year. The leases have terms of 20 years, and each has an option to purchase at an appraised value exclusive of intangibles and personal property. The Company expects to repurchase these properties by January 31, 1995 for their appraised real estate values (excluding goodwill and certain other intangibles), at that time.

ITEM 3.   LEGAL PROCEEDINGS

On April 26, 1994, a purported class action lawsuit was filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The suit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games by collectively misrepresenting how the gaming machines should operate, as well as the extent to which there is an opportunity to win. It also alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. Management believes that the claims are without merit and intends to defend this case vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1994.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

(a) CWI's Common Stock, $.10 par value, is traded on the New York and Pacific Stock Exchanges. The ranges of high and low closing sales prices of CWI's trading reported on the New York Stock Exchange composite tape of each fiscal quarter since August 1, 1992 have been as follows:

                                             HIGH           LOW
                                             ----           ---
          FISCAL 1993
          -----------
             First quarter                   37 1/4         29 1/4
             Second quarter                  46 3/8         35 1/4
             Third quarter                   48 1/8         37 5/8
             Fourth quarter                  50 7/8         40 1/4
          FISCAL 1994
          -----------
             First quarter                   51 1/4         42 1/8
             Second quarter                  56 1/2         41 1/2
             Third quarter                   59             42 1/4
             Fourth quarter                  45 3/4         35 3/4

(b) As of October 4, 1994, there were approximately 6,400 shareholders of record of CWI's Common Stock.

(c) No dividends were paid during fiscal 1994 or 1993 nor during the portion of fiscal 1995 prior to the filing of this Report. Management has no current plans for declaring any dividends.

(d) At July 31, 1994, the Company was restricted by loan agreements (See Note 7 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in PART IV, ITEM 14 of this Report which is hereby incorporated herein by this reference) from paying cash dividends in excess of $196,604,000.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                      STATEMENT OF OPERATIONS DATA(a)
                                                                            YEAR ENDED JULY 31
                                                  -----------------------------------------------------------------------
                                                     1994            1993           1992           1991           1990
                                                   --------        --------       --------       --------       --------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)

Revenue
  Casino/hotel operations
    Nevada                                        $  596,685       $574,507       $516,941       $531,790       $487,059
    Atlantic City                                    350,527        345,088        355,655        316,640        323,707
    Earnings of unconsolidated
      affiliate(b)                                     1,958             --             --             --             --
                                                  ----------       --------       --------       --------       --------
                                                     949,170        919,595        872,596        848,430        810,766
  Caesars Pocono Resorts                              46,288         44,177         43,300         43,001         44,148
  Other(c)                                            20,308         19,687         17,402         16,986         15,317
                                                  ----------       --------       --------       --------       --------
Net revenue                                       $1,015,766       $983,459       $933,298       $908,417       $870,231
                                                  ----------       --------       --------       --------       --------
                                                  ----------       --------       --------       --------       --------
Contributions to operating income
  Casino/hotel operations
    Nevada                                        $   85,107       $106,489       $ 94,988       $ 88,270       $ 60,114
    Atlantic City                                     63,732         60,681         69,154         50,269         52,098
    Earnings of unconsolidated
      affiliate(b)                                     1,958             --             --             --             --
                                                  ----------       --------       --------       --------       --------
                                                     150,797        167,170        164,142        138,539        112,212
  Caesars Pocono Resorts                               9,539          9,100          9,867         10,569         11,490
  Other expenses, net(c)                             (15,831)       (17,159)       (14,120)       (18,060)       (14,035)
                                                  ----------       --------       --------       --------       --------
Operating income                                     144,505        159,111        159,889        131,048        109,667
  Dividend and interest income                         3,345          1,748            989          1,216          5,771
  Interest expense, net of amounts
    capitalized                                      (19,295)       (26,883)       (43,518)       (50,496)       (49,660)
                                                  ----------       --------       --------       --------       --------
Income before income taxes,
  minority interest and
    extraordinary loss                               128,555        133,976        117,360         81,768         65,778
  Income taxes                                        50,194         50,761         44,652         31,071         24,985
  Minority interest(d)                                    --             --             --          1,087          3,990
                                                  ----------       --------       --------       --------       --------
Income before extraordinary loss                      78,361         83,215         72,708         49,610         36,803
  Extraordinary loss, net of income
    tax benefit(e)                                        --             --         (6,703)            --             --
                                                  ----------       --------       --------       --------       --------
Net income(f)                                     $   78,361       $ 83,215       $ 66,005       $ 49,610       $ 36,803
                                                  ----------       --------       --------       --------       --------
                                                  ----------       --------       --------       --------       --------
Net income per common share
  Income before extraordinary loss                $     3.19       $   3.40       $   3.01       $   2.09       $   1.52
  Extraordinary loss                                      --             --           (.28)            --             --
                                                  ----------       --------       --------       --------       --------
  Net income                                      $     3.19       $   3.40       $   2.73       $   2.09       $   1.52
                                                  ----------       --------       --------       --------       --------
                                                  ----------       --------       --------       --------       --------
Average common and equivalent
  shares outstanding                                  24,567         24,475         24,167         23,743         24,245
                                                  ----------       --------       --------       --------       --------
                                                  ----------       --------       --------       --------       --------

(a) Certain reclassifications have been made in the 1993 and prior years' data in order to conform to the presentation used in 1994. Although information is given separately for Nevada, Atlantic City and Caesars Pocono Resorts, the Company does not believe that these represent "segments" for purposes of required segment reporting.
(b) The "Earnings of Unconsolidated Affiliate" represent the Company's one-third share of earnings of a company which manages a government-owned casino in Windsor, Canada, which began operations on May 17, 1994.
(c) Other revenue is primarily from merchandising operations. Other expenses include the contribution from merchandising operations and corporate expenses.
(d) The 13.4 percent minority interest in Caesars New Jersey, Inc. not held by the Company was acquired in December 1990. All consolidated subsidiaries are now wholly-owned by the Company.
(e) In July 1992 the Company committed to extinguish $268,362,000 of outstanding debt during fiscal 1993. The resulting extraordinary loss on early debt extinguishment was $6,703,000, net of applicable income tax benefit of $3,452,000.
(f)  The Company paid no dividends during the five years ended July 31, 1994.



                                                                           BALANCE SHEET DATA(a)
                                                                                AT JULY 31
                                                  -----------------------------------------------------------------------
                                                     1994            1993           1992           1991           1990
                                                   --------        --------       --------       --------       --------
                                                                           (DOLLARS IN THOUSANDS)

Cash and cash equivalent
  investments                                     $  143,499       $108,616       $ 52,336       $ 40,530       $ 25,378
                                                  ----------       --------       --------       --------       --------
                                                  ----------       --------       --------       --------       --------

Assets
  Casino/hotel operations
    Nevada                                        $  464,209       $452,286       $442,298       $434,812       $455,373
    Atlantic City                                    350,238        342,569        340,915        344,838        325,665
    Unconsolidated affiliates                         12,393             --             --             --             --
                                                  ----------       --------       --------       --------       --------
                                                     826,840        794,855        783,213        779,650        781,038
  Caesars Pocono Resorts                              58,008         58,058         56,735         55,444         54,570
  Other, primarily corporate                         133,173        102,806         62,321         52,795         40,914
                                                  ----------       --------       --------       --------       --------
Total assets                                      $1,018,021       $955,719       $902,269       $887,889       $876,522
                                                  ----------       --------       --------       --------       --------
                                                  ----------       --------       --------       --------       --------

Short-term debt, including
  current maturities of long-
    term debt                                     $   27,778       $ 28,344       $ 45,991       $ 50,031       $ 42,386
                                                  ----------       --------       --------       --------       --------
                                                  ----------       --------       --------       --------       --------

Long-term debt, net of current
    maturities                                    $  212,556       $243,024       $258,466       $310,672       $344,503
                                                  ----------       --------       --------       --------       --------
                                                  ----------       --------       --------       --------       --------

Obligations under capital
  leases, net of current maturities               $    9,407       $ 10,398       $ 12,240       $ 14,053       $ 20,385
                                                  ----------       --------       --------       --------       --------
                                                  ----------       --------       --------       --------       --------

Shareholders' equity                              $  556,867       $472,890       $384,648       $313,180       $258,793
                                                  ----------       --------       --------       --------       --------
                                                  ----------       --------       --------       --------       --------

(a) Certain reclassifications have been made in the 1993 and prior years' data in order to conform to the presentation used in 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has historically generated significant cash liquidity from operations. Net cash provided by operating activities was $136,136,000 in fiscal 1994, compared with $138,676,000 in 1993 and $117,645,000 in 1992. In addition to cash flow from operations, the Company has significant unused debt capacity. The Company's percentage of long-term debt to total shareholders' equity of 38 percent at July 31, 1994, makes it one of the industry's most conservatively leveraged companies. The cash flow from operations and the unused debt capacity allows the Company to take advantage of internal and external expansion opportunities. In addition, the Company constantly explores available sources of funding in order to capitalize upon financing opportunities as they arise.

LONG-TERM DEBT AND BORROWING CAPACITY

The Company's long-term debt structure since August 1992 has consisted primarily of a bank credit facility and senior subordinated notes. The bank facility consists of a $150,000,000 revolving credit line and a term loan. During fiscal 1994 the Company had no outstanding short-term borrowings and retired its other long-term debt. At July 31, 1994, the Company had approximately $140,000,000 of available borrowing capacity from the bank revolving credit facility. This unused borrowing capacity, combined with existing cash equivalents of $99,216,000 at July 31, 1994, is available for capital expenditures, the required payment of $27,778,000 of the current portion of the bank term loan in fiscal 1995, development of business expansions and any other Company cash requirements. Additionally, cash generated by operations as well as other financing options such as capital lease transactions, issuance of public debt or short-term borrowings are available to meet future obligations or capitalize upon future opportunities.

CAPITAL EXPENDITURES

Capital expenditures totaled $65,366,000; $40,795,000 and $41,700,000 in fiscal 1994, 1993 and 1992, respectively. Major capital expenditures in fiscal 1994 included guest room renovations and ongoing replacements and additions of slot machine equipment. In Las Vegas, Caesars Palace completed construction of two rooftop luxury suites on one of the hotel towers at a cost of $12,800,000. Each of these suites is approximately 10,000 square feet and includes a pool, spa, putting green and other amenities. These penthouse suites are utilized by high-wagering casino customers. At Caesars Atlantic City, construction was completed on a $9,800,000 casino expansion which included additional slot machines, table games, poker tables, and a keno and simulcasting area which seats approximately 100 people. Regulatory approval of poker and horse race wagering was given for Atlantic City casinos in fiscal 1993 and approval of keno was granted in fiscal 1994. Additional capital expenditures at Caesars Atlantic City included remodeling and refurbishing of approximately 375 guest rooms and the baccarat casino area as well as the first phase of the installation of a new property computer system, including software.

Major capital expenditures at the Company's Nevada operations during fiscal 1993 included initial construction of the rooftop luxury suites, slot machine additions and enhancements and guest room renovations. At Caesars Atlantic City, the Company's major capital addition projects included initial construction of the casino expansion, casino renovation, a new outdoor electronic message board, slot machine additions and hotel room refurbishments.

Capital expenditures during fiscal 1995 are projected to approximate $120,000,000. Of these expenditures, approximately $66,000,000 will be at Caesars Palace. The largest dollar expenditure at Caesars Palace will be for the Caesars Magical Empire which is expected to combine intimate magical experiences and dining in a new building that will be connected to the casino. This project is estimated to be opened in calendar 1995 at a cost of approximately $28,000,000. Other major projects at Caesars Palace include a second parking garage for approximately 2,500 cars at an estimated cost of $15,000,000, normal slot machine replacements, and guest room and public area refurbishments. It is anticipated that construction on a 250,000-square-foot expansion of The Forum Shops at Caesars will begin in fiscal 1995 by an unrelated developer after the ground lease from Caesars Palace is amended to add approximately four acres. The developer will lease the land from Caesars and provide financing for the project. The opening of The Forum expansion is scheduled for calendar 1996. In addition to the projected capital expenditures mentioned above, a longer-term plan to significantly expand casino and room capacity at Caesars Palace is in the conceptual planning stage and implementation may commence in fiscal 1995. The size, cost and timing of these potential expansion projects have not been finalized. At Caesars Tahoe, in addition to normal replacement of slot equipment and guest room refurbishments, plans include remodeling a portion of the casino. Capital expenditures at Caesars Atlantic City in fiscal 1995 are expected to approximate $20,000,000, which includes replacement of slot machines, renovation of guest rooms and suites, and completion of the new computer system. The Company plans to exercise the purchase options in the leases of two of its Pocono resort properties in fiscal 1995 for an option price which will be determined under a formalized appraisal (see Note 9 of Notes to Consolidated Financial Statements).

EXPANSION AND GROWTH OPPORTUNITIES

The Company continues to explore gaming opportunities in the United States and internationally both as joint ventures and separately. In fiscal 1992 the Company entered into an alliance with Hilton Hotels Corporation and Circus Circus Enterprises, Inc. to develop a casino in Chicago, Illinois; however, this project is currently inactive in view of the failure by the Illinois legislature to approve gaming for Chicago. In June 1993 the Company formed a Canadian corporation with these same two companies and submitted a proposal to develop a recreational facility, including a casino, in Windsor, Ontario, Canada. The corporation was awarded a gaming license to operate the casino on behalf of an agency of the Province of Ontario by the Ontario Gaming Commission in December 1993 and opened an interim casino in May 1994. The proposed permanent casino complex will include meeting facilities and a 300-room hotel on 13 acres in downtown Windsor with completion anticipated in fiscal 1997. This facility is expected to cost about $300,000,000 and each shareholder of the corporation, including the Company, is required to provide about $25,000,000 of such capital. In another joint venture with the same companies, the Company has submitted a proposal for a riverboat license in Michigan City, Indiana. In a separate Indiana joint venture with other parties, the Company is seeking a license for a riverboat in Harrison County, Indiana, near Louisville, Kentucky, in which it anticipates being a 10 percent owner and the manager. The Company has also entered into a joint venture partnership with another limited partnership to seek and develop gaming opportunities in the Houston, Texas area.

In September 1994, a joint venture was formed between the Company, Casino Magic Corporation and Bally Entertainment Corporation as equal participants. The joint venture anticipates that minority and local interests will ultimately hold
a 25 percent interest in this joint venture.   In fiscal 1994, Gateway Casino
Company (GCC), a Missouri limited partnership of Caesars World and Casino Magic subsidiaries, was chosen by the city of St. Louis' ad hoc selection committee as the preferred developer and operator of the proposed Laclede's Landing project which would include a replica riverboat casino and downtown hotel. Bally Entertainment was the first runner-up among five other organizations bidding on the project. GCC had proposed a $210,000,000 casino and hotel development at Laclede's Landing. As proposed, the casino would hold 2,658 slot machines and 70 gaming tables on two 2,000 gaming position barges to be built in phases. The project is planned to be financed by a combination of debt and equity contributions. The Missouri gaming law was declared unconstitutional and, with a $500 loss limit on each excursion, currently authorizes only poker, blackjack, and certain video games which are adaptations of poker and blackjack. A referendum is on the November 1994 ballot for approval by the voters and, if approved by a majority of voters, a casino format with slot machines and other games of chance would be authorized. A similar referendum failed to obtain voter approval in April 1994. The Company has a one-third interest in a management agreement pertaining to operation of those facilities. The ultimate successful negotiation and obtaining of a lease with the city of St. Louis is subject to various political and regulatory approvals and the approval by the voters of the referendum, none of which can be assumed to be assured at this point.

In July 1993 a subsidiary of the Company entered into an agreement with the Agua Caliente Band of Cahuilla Indians (the Tribe) to construct a limited gaming facility in Palm Springs, California and to manage such facility for a percentage of the net profit for a fixed term. The provisions of this agreement include, among other things, a commitment, contingent on certain regulatory approvals and acquisition of land, to loan the Tribe $25,000,000 for development of the gaming facility and to guarantee a minimum distribution of at least $600,000 per year to the Tribe for the term of the agreement. The agreement requires approval by the National Indian Gaming Commission and approval on the basis of the submitted terms is uncertain.

The Company continues to seek other gaming opportunities both domestically and internationally. It is uncertain as to when any such projects will be successful for the Company. Previous arrangements pertaining to proposals for projects in Greece and Uruguay have been terminated or expired.

The costs to pursue these and other projects have been charged to expense as they have been incurred. The Company continues to evaluate expansion projects and expects to incur similar costs in fiscal 1995 in order to respond to such opportunities as they arise. It is possible that pursuit of one or more of these opportunities could require a substantial capital investment or cause the Company to seek a loan or alternative methods of financing.

COMPETITION

There has been increasing legalization of casino-style games in new jurisdictions during the past several years. This includes substantially full-scale gaming on riverboats, dockside facilities, and on Native American reservations. This also includes limited gaming in card rooms in which the casino does not "bank" the games. Gaming is also being legalized in numerous cities and countries outside the United States and this trend is expected to continue.

The Company's resorts compete with gaming and resort facilities in their respective markets as well as gaming and resort facilities elsewhere in the world, including cruise ships which offer gaming. Although it is difficult to determine the amount of casino revenue from individual market segments, the Company estimates that approximately 45 percent of its table game revenue in fiscal 1994 was from customers whose primary residences were outside of the United States. This international casino play is principally generated by relatively few persons who generally bet at higher levels compared with domestic play. Accordingly, it can be relatively volatile in the short term. Moreover, this area is subject to increasingly intense competition in the form of issuing of complimentaries and special allowances. Competition from foreign and domestic casinos and resorts having services and amenities comparable to Caesars World resorts, but which are closer to the home residences of foreign customers, may negatively impact the ability of the Company's existing facilities to attract these persons.

The Las Vegas gaming industry has exhibited substantial growth in gaming revenue and number of guest rooms during the past year. At July 31, 1994, Las Vegas had approximately 87,000 guest rooms, including the opening of three new large themed casino/hotels during the past year which added approximately 10,500 guest rooms. Each of these new resorts has unique entertainment features and competes with Caesars Palace for casino customers and hotel rooms. The city has experienced higher visitor counts and hotel occupancy levels, as well as increased gaming revenue, between the years ended June 30, 1993 and 1994. Although the market has absorbed this growth so far, this trend of industry expansion is anticipated to continue over the next several years. Construction of approximately 2,500 new hotel rooms by existing and new casino/hotels in Las Vegas is expected to be completed during the Company's 1995 fiscal year. Projects that have been announced but will not be completed until after July 1995 are expected to add another 15,000 guest rooms. In Atlantic City, several competitors have announced room and casino expansion plans for their existing casino/hotels; however, no major project is expected to be completed during the Company's 1995 fiscal year.

The trend of industry growth, increased competition and the spread of legalized gaming is expected to continue. Although this trend provides opportunities for the Company to expand its operations, the increased legalization of gaming in areas close to existing Company operations, such as California, Pennsylvania and other eastern states, and the addition or expansion of facilities by existing competitors in the Company's existing markets, could negatively impact the Company's operations. A federal judge recently determined that the use of certain electronic gaming machines and card games may be permissible on tribal lands if permitted by a compact between California and a tribe. California officials have appealed the federal judge's ruling and a decision is expected imminently. The development of such gaming in California could have a negative effect on the Las Vegas and Lake Tahoe visitor rates. Expansion of casino gaming in Canada and, in particular, Australia, which is likely to cater to the Far East market, could increase competition for high-wagering international play. Additionally, increased demand for experienced employees and intensified marketing to customers will continue to bring upward pressure on operating costs.

REGULATORY AND TAX ENVIRONMENT

The gaming industry in which the Company operates is subject to extensive regulations and, accordingly, operating results can be affected by legislative and regulatory changes. The U.S. Treasury Department has proposed amendments to existing regulations which could have the effect of reducing below $10,000 the dollar level of monitoring cash transactions. If enacted, such requirements could adversely affect future income if high-wagering play is reduced because of the infringement on customers' privacy. This regulatory change could have a material adverse effect on the Company's business by increasing competition, increasing costs, or making utilization of its facilities a relatively less attractive activity for customers, compared with alternative competitive activities. Also, the enactment of federal excise taxes on gaming (as was recently proposed and withdrawn), a change in Internal Revenue Service (IRS) interpretation as to the application of meals and entertainment expense deduction limits to certain complimentaries (which interpretation is currently expected to be internally reviewed by the IRS National Office), or an increase in state taxes in any jurisdiction in which the Company operates could have a material adverse effect on net income depending on the applicable facts and circumstances. The Occupational Safety and Health Administration has proposed certain air quality rules that would apply to hotels and casinos which could place significant constraints on smoking in such facilities. If such rules are adopted, there may be an adverse effect on costs and operations.

The Company's operations in Nevada and Atlantic City depend on the continued licensability or qualification of the Company and its subsidiaries that hold the gaming licenses in those jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in those states.

IMPACT OF CHANGING PRICES

Future operating results could be unfavorably impacted to the extent that changing prices result in lower discretionary income for customers and/or increased transportation costs to the Company's resorts. In addition, increasing prices affect operations and liquidity by raising the replacement cost of property and equipment. Payroll costs face inflationary pressure from scheduled increases in union contracts and competition for qualified personnel in both Nevada and Atlantic City. In addition, greater competition has increased the cost of special events, including major boxing matches, and star entertainment in the Company's showrooms.

RESULTS OF OPERATIONS

FISCAL 1994 COMPARED WITH FISCAL 1993

Net income for the year ended July 31, 1994, was $78,361,000, compared with $83,215,000 in the previous year, a decrease of 6 percent. Revenue increased 3 percent, to a Company record $1,015,766,000, in fiscal 1994. The lower net income in a year of revenue growth resulted primarily from higher marketing and payroll expenses in the Company's Nevada operations.

CAESARS NEVADA OPERATIONS' contribution to operating income was $85,107,000 in fiscal 1994 and represented a 20 percent decline from fiscal 1993. Casino activity (the amounts wagered), as well as casino revenue (the amounts won by the Company), established all-time records for the Company's two

Nevada casinos. The casino revenue improvement occurred in fiscal 1994 despite the opening of three mega-resorts in Las Vegas midway through the fiscal year and a lower table game win percentage for the Company. The table game win percentage was 20.3 percent, compared with a win percentage of 21.2 percent in fiscal 1993 and the most recent five-year average win percentage of 21.8 percent. The table game win percentage at any of the Company's casinos has been reasonably predictable over longer time periods but may vary considerably during shorter periods because of the significant amount of high-wagering play. This volatility was experienced to an even greater degree in the fourth quarter of fiscal 1994 when lower table game win percentages occurred at Caesars Palace in Las Vegas as a result of unusually large losses by the casino to a small number of long-term, table game customers. Casino revenue attributable to slot machines also grew to record levels in fiscal 1994. The improved slot machine results occurred at both of the Company's Nevada casinos where increased activity, exceeding 10 percent at each location, was partially offset by a reduction in the slot machine win percentage. The higher casino activity resulted in an increase in marketing and operating costs. Promotional allowances extended to customers, including rooms, food and beverages, showroom
tickets and transportation, increased by approximately 14 percent.   Special
table game marketing allowances to high-wagering customers and "cash back" incentives to slot machine customers also increased compared with the prior fiscal year. Expenses of the marketing branches and operating expenses of the casino, primarily reflecting the cost of higher staffing levels to meet the increased activity, rose during the 1994 fiscal year. The provision for doubtful accounts receivable increased by $9,707,000, or 18 percent, due to increased marketing incentives to high-wagering customers including special allowances and increased credit issued to casino customers. This practice of providing special allowances and marketing incentives to high-wagering customers is becoming more extensive in the industry as competitive pressures increase, particularly in Las Vegas. The provision for doubtful accounts may fluctuate significantly year-to-year due to competitive pressures and collection experience relating to high-wagering players.

CAESARS ATLANTIC CITY'S contribution to operating income for fiscal 1994 increased 5 percent to $63,732,000, compared with $60,681,000 in fiscal 1993. Casino revenue increased 1 percent, despite a reduction of 8 percent in table game activity and a 5 percent decline in table game win. The decline in table game activity was greater than the 2 percent decline experienced by the Atlantic City industry, which was impacted by an unusually harsh winter making it difficult to travel to Atlantic City and a continuation of the decreasing table game play trend in recent years. More than offsetting the decline in table game activity was the introduction of new casino games, which received approval by the New Jersey casino regulators in 1993, and record slot machine results. In October 1993 a 14,000-square-foot addition to the casino was opened which featured high-tech horse race betting and poker. In June 1994 keno was approved as a casino game and the Company introduced this game in the expanded casino area. The additional revenue resulting from the introduction of horse race betting, poker and keno in fiscal 1994 was $5,545,000. Slot machine revenue improved $5,540,000 as a result of record slot activity due to new and expanded slot marketing programs as well as the addition of approximately 200 slot machines on the casino floor. Higher casino expenses attributable primarily to the expanded casino and marketing programs, as well as a higher provision for doubtful accounts receivable, were partially offset by a decrease in selling, general and administrative expenses primarily due to lower insurance and legal expenses.

EARNINGS OF UNCONSOLIDATED AFFILIATE were generated as a result of the Company's one-third ownership of the management company operating Casino Windsor located across the river from Detroit, Michigan, which opened in May 1994. This interim casino is expected to operate until the permanent casino opens in fiscal 1997.

CAESARS POCONO RESORTS' operating income increased 5 percent, rising $439,000 from the fiscal 1993 level. Record revenue resulted from a 1 percentage point increase in occupancy and a slightly higher package rate. New marketing programs, room and guest service enhancements and a slightly improved economy all contributed to the improved results.

OTHER REVENUE AND EXPENSES consist of merchandising operations and corporate expenses. Merchandising operations include the Company retail outlets at the Company's casino/hotels, the manufacture and sale of Caesars fragrance products and the licensing of products that use the Caesars tradename or logos. Merchandising revenue of $20,274,000 in fiscal 1994 represents a 3 percent increase over the 1993 level. The corporate net expenses of $21,540,000 in fiscal 1994 were $1,261,000 below the fiscal 1993 level due to a reduction of legal expenses and lower costs associated with stock appreciation rights partially offset by an increase in expenses related to the pursuit of expansion opportunities in new venues.

INTEREST EXPENSE decreased 28 percent to $19,295,000 due primarily to lower outstanding debt and a debt refinancing at lower rates which was substantially completed during the fiscal 1993 first quarter.

FISCAL 1993 COMPARED WITH FISCAL 1992

Net income per share for the year ended July 31, 1993, was $3.40, compared with $2.73 for the previous year. The 1992 fiscal year included an extraordinary loss of $6,703,000, or 28 cents per share, related to the early retirement of debt. The increase in fiscal 1993 earnings, compared with fiscal 1992, was primarily from lower interest expense due to a reduction in average debt outstanding and lower interest rates due to the debt refinancing.

CAESARS NEVADA OPERATIONS' contribution to operating income was $106,489,000 in fiscal 1993 and represented a 12 percent increase over fiscal 1992. A $57,566,000 increase in revenue to $574,507,000 was primarily attributable to increased casino activity in both table games and slot machines. Table game activity increased approximately 14 percent but the casino win percentage for table games was lower than the prior year resulting in a table game revenue increase of approximately 5 percent. The fiscal 1993 table game win percentage was 21.2 percent and the five-year-average table game win percentage was 22.2 percent. As a result of increased activity in the casinos, slot machine revenue grew approximately 35 percent over fiscal 1992.

These improvements in fiscal 1993 casino activity were primarily at Caesars Palace where business has grown dramatically since the May 1992 opening of The Forum Shops at Caesars and the simultaneous introduction of new marketing programs. Higher room, food and beverage revenue also reflects the higher activity at Caesars Palace.

The higher casino operating and marketing expenses were the result of new slot marketing programs, increased complimentary expenses for high-wagering players and added payroll costs to meet the increased casino activity. The provision for doubtful accounts increased 24 percent due to an increase in the credit granted to casino customers and additional allowances needed for several large casino receivables. The provision for doubtful accounts includes certain marketing discounts required to attract specific customers and additional allowances needed for certain large receivables from international customers.

CAESARS ATLANTIC CITY'S contribution to operating income in fiscal 1993 decreased by $8,473,000 to $60,681,000 and revenue decreased by $10,567,000 to $345,088,000 because of lower table game activity and win percentages. The Atlantic City market experienced a 2.5 percent average annual decline in table game drop during the four years ended July 31, 1993, with blackjack and dice games having the largest declines. Caesars Atlantic City experienced the same trend and, combined with a decline in the table game win percentage from 16.7 percent in fiscal 1992 to 15.3 percent in fiscal 1993, table game revenue was $16,784,000 lower in fiscal 1993. This was partially offset by a $6,365,000 growth in slot revenue due to a 10 percent increase in activity despite a 26 percent reduction in the number of customers bused and a reduction in slot win percentage from 10.1 to 9.5. Lower casino marketing expenses, a reduced provision for doubtful accounts and lower depreciation during fiscal 1993 were partially offset by higher general and administrative expenses.

CAESARS POCONO RESORTS' contribution to operating income was $9,100,000 in fiscal 1993, a decrease of $767,000, or 8 percent, compared with the prior year. Although revenue increased slightly, higher operating expenses more than offset the revenue increase.

OTHER REVENUE AND EXPENSES consist of merchandising operations and corporate expenses. Merchandising revenue increased 14 percent to $19,645,000 in fiscal 1993, compared with fiscal 1992, due primarily to the opening of retail outlets in The Forum Shops at Caesars in Las Vegas. Increased expenses to explore expansion opportunities, corporate marketing costs and a higher provision for stock appreciation rights were the primary reasons for the increased "other expenses" in fiscal 1993.

INTEREST EXPENSE decreased 38 percent from the fiscal 1992 level to $26,883,000 due to ongoing debt repayments and lower overall interest rates resulting principally from the Company's debt refinancing which was substantially completed on October 1, 1992.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants, Consolidated Financial Statements, Selected Quarterly Financial Information are set forth on pages 33 to 51 of this Report and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with the Company's accountants on accounting and financial disclosure matters in fiscal 1994.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See section entitled PROPOSAL 1 - ELECTION OF DIRECTORS and INFORMATION CONCERNING NOMINEES AND MEMBERS OF THE BOARD OF DIRECTORS in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders, incorporated herein by this reference. See also PART I, ITEM 1, THE BUSINESS-EXECUTIVE OFFICERS OF REGISTRANT of this Report incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

See section entitled EXECUTIVE COMPENSATION in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders, incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See section entitled SECURITY HOLDINGS OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders, incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See section entitled EXECUTIVE COMPENSATION AND SECURITY HOLDINGS OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders, incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

               1.   ALL FINANCIAL STATEMENTS.

                    Consolidated Statements of Operations for the year ended July 31, 1994, 1993 and 1992.

                    Consolidated Balance Sheets at July 31, 1994 and 1993.

                    Consolidated Statements of Shareholders' Equity for the year ended July 31, 1994, 1993 and 1992.

                    Consolidated Statements of Cash Flows for the year ended July 31, 1994, 1993 and 1992.

                    Notes to Consolidated Financial Statements.

                    Selected Quarterly Financial Information (Unaudited).

                    Report of Independent Public Accountants.

               2. FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY ITEM 8 AND PARAGRAPH (D) OF THIS ITEM 14.

                    Schedule V - Property and Equipment.

                    Schedule VI - Accumulated Depreciation and Amortization of Property and Equipment.

                    Schedule VIII - Valuation and Qualifying Accounts.

                    Schedule X - Supplementary Income Statement Information.

                    Schedules I, II, III, IV, VII, IX, XI, XII, XIII and XIV are omitted as not applicable or not required under the rules of Regulation S-X or because the required disclosure is included in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    Separate parent company financial statements have not been presented since they are not required according to the instructions.

               3.   THE EXHIBITS ARE LISTED IN THE INDEX OF EXHIBITS REQUIRED BY
                    ITEM 601 OF REGULATION S-X AT ITEM (C) BELOW AND INCLUDED AT PAGES 57 THROUGH 62, WHICH IS INCORPORATED HEREIN BY REFERENCE.

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this Report:

               1. On May 3, 1994, a Form 8-K was filed which included the press release dated May 2, 1994 announcing the third quarter earnings estimate.

               2. On May 17, 1994, a Form 8-K was filed which included the press release of the same date announcing the Company's third quarter earnings.

     (c) The Index of Exhibits and required Exhibits are included following the Financial Statement Schedules beginning at page 57 of this Report.

     (d) The Index to Consolidated Financial Statements and Related Information are included at page 32 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CAESARS WORLD, INC.
                                            (Registrant)

Dated:  October 18, 1994

                                        By        ROGER LEE
                                          ------------------------------
                                                  Roger Lee
                                             Senior Vice President,
                                          Finance and Administration
                                            Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                        CAPACITY                       DATE
      ---------                        --------                       ----

PRINCIPAL EXECUTIVE OFFICERS:

                              Chairman of the Board,
                                 Chief Executive Officer,
     HENRY GLUCK                 Director                      October 18, 1994
- - -------------------------
     Henry Gluck


  J. TERRENCE LANNI           President, Chief Operating       October 18, 1994
- - -------------------------        Officer, Director
  J. Terrence Lanni


PRINCIPAL FINANCIAL OFFICER:

                              Senior Vice President,
                              Finance and Administration,
      ROGER LEE                  Chief Financial Officer,
- - -------------------------        Director                      October 18, 1994
      Roger Lee

PRINCIPAL ACCOUNTING OFFICER:


  BRUCE C. HINCKLEY           Vice President, Controller       October 18, 1994
- - -------------------------
  Bruce C. Hinckley


      SIGNATURE                        CAPACITY                       DATE
      ---------                        --------                       ----

ADDITIONAL DIRECTORS:

   PHILIP L. BALL             Director                         October 18, 1994
- - -------------------------
   Philip L. Ball


  IRVING BUCHALTER            Director                         October 18, 1994
- - -------------------------
  Irving Buchalter


    TERRY BURMAN              Director                         October 18, 1994
- - -------------------------
    Terry Burman



 WILLIAM E. CHAIKIN           Director                         October 18, 1994
- - -------------------------
 William E. Chaikin


  PETER ECHEVERRIA            Director                         October 18, 1994
- - -------------------------
  Peter Echeverria


   STANLEY SEVILLA            Director                         October 18, 1994
- - -------------------------
   Stanley Sevilla

                      CAESARS WORLD, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND RELATED INFORMATION


                                                                 PAGE REFERENCE
                                                                  IN REPORT ON
                                                                    FORM 10-K
                                                                 --------------

Consolidated Statements of Operations for the year ended
     July 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . .   33

Consolidated Balance Sheets at July 31, 1994 and 1993. . . . . . . . .   34

Consolidated Statements of Shareholders' Equity for the
     year ended July 31, 1994, 1993 and 1992 . . . . . . . . . . . . .   35

Consolidated Statements of Cash Flows for the year
     ended July 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . .   36

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   37

Selected Quarterly Financial Information (unaudited) . . . . . . . . .   50

Report of Independent Public Accountants . . . . . . . . . . . . . . .   51

Supplemental Schedules:

     Schedule V    -Property and Equipment . . . . . . . . . . . . . .   52

     Schedule VI   -Accumulated Depreciation and Amortization of
                      Property and Equipment . . . . . . . . . . . . .   53

     Schedule VIII -Valuation and Qualifying Accounts. . . . . . . . .   54

     Schedule X    -Supplementary Income Statement Information . . . .   55

Consent of Independent Public Accountants. . . . . . . . . . . . . . .   56

                      CAESARS WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEAR ENDED JULY 31, 1994, 1993 AND 1992
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                    1994            1993           1992
                                                                  --------        --------       --------

Revenue
   Casino                                                        $  792,584       $772,061       $734,766
   Rooms                                                             69,766         70,035         67,768
   Food and beverage                                                 81,856         77,563         73,989
   Earnings of unconsolidated affiliate                               1,958             --             --
   Other income                                                      69,602         63,800         56,775
                                                                 ----------       --------       --------
                                                                  1,015,766        983,459        933,298
                                                                 ----------       --------       --------
                                                                 ----------       --------       --------

Costs and expenses
   Casino                                                           437,645        410,805        381,869
   Rooms                                                             20,377         20,413         19,932
   Food and beverage                                                 61,438         58,043         54,697
   Other operating expenses                                          41,182         39,373         38,051
   Selling, general and administrative                              187,597        185,096        173,131
   Depreciation and amortization                                     55,857         54,574         57,681
   Provision for doubtful accounts                                   67,165         56,044         48,048
                                                                 ----------       --------       --------
                                                                    871,261        824,348        773,409
                                                                 ----------       --------       --------

      Operating income                                              144,505        159,111        159,889
Dividend and interest income                                          3,345          1,748            989
Interest expense, net of amounts capitalized                        (19,295)       (26,883)       (43,518)
                                                                 ----------       --------       --------

Income before income taxes
   and extraordinary loss                                           128,555        133,976        117,360
Income taxes                                                         50,194         50,761         44,652
Extraordinary loss, net of income tax benefit                            --            --          (6,703)
                                                                 ----------       --------       --------

      Net income                                                 $   78,361       $ 83,215       $ 66,005
                                                                 ----------       --------       --------
                                                                 ----------       --------       --------

Net income per common share
   Income before extraordinary loss                              $     3.19       $   3.40       $   3.01
   Extraordinary loss                                                   --              --           (.28)
                                                                 ----------       --------       --------

      Net income                                                 $     3.19       $   3.40       $   2.73
                                                                 ----------       --------       --------
                                                                 ----------       --------       --------



                 See notes to consolidated financial statements.

                      CAESARS WORLD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            AT JULY 31, 1994 AND 1993
             (IN THOUSANDS EXCEPT SHARES AUTHORIZED AND OUTSTANDING)


                                                               ASSETS
                                                                                    1994           1993
                                                                                  --------       --------

Current assets
   Cash                                                                         $   44,283       $ 41,116
   Cash equivalent investments                                                      99,216         67,500
   Receivables, net                                                                 71,341         66,041
   Inventories                                                                      12,986         11,364
   Deferred income taxes                                                            37,120         42,748
   Prepaid expenses and other                                                       11,895         12,366
                                                                                ----------       --------
      Total current assets                                                         276,841        241,135
Property and equipment, net                                                        626,740        616,393
Excess cost of investments over net assets acquired                                 52,671         52,916
Investments in and advances to unconsolidated affiliates                            12,393             --
Other assets                                                                        49,376         45,275
                                                                                ----------       --------

                                                                                $1,018,021       $955,719
                                                                                ----------       --------
                                                                                ----------       --------

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                         $   27,778       $ 28,344
   Accounts payable and accrued expenses                                           132,337        127,754
   Income taxes                                                                     19,186          9,361
                                                                                ----------       --------
      Total current liabilities                                                    179,301        165,459
Long-term debt, net of current maturities                                          212,556        243,024
Other liabilities, including deferred income taxes of $20,015
   and $29,282                                                                      69,297         74,346
Commitments and contingencies
Shareholders' equity
   Common stock, $.10 par value; 50,000,000  shares authorized;
      24,872,862 and 24,619,631 shares outstanding                                   2,620          2,590
   Additional paid-in capital                                                      128,028        117,399
   Common stock in treasury                                                        (32,695)       (30,358)
   Deferred compensation                                                           (18,852)       (16,146)
   Retained earnings                                                               477,766        399,405
                                                                                ----------       --------
      Total shareholders' equity                                                   556,867        472,890
                                                                                ----------       --------

                                                                                $1,018,021       $955,719
                                                                                ----------       --------
                                                                                ----------       --------



                 See notes to consolidated financial statements.

                      CAESARS WORLD, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY

                     YEAR ENDED JULY 31, 1994, 1993 AND 1992
                    (IN THOUSANDS EXCEPT SHARES OUTSTANDING)


                                                 COMMON STOCK
                                             ---------------------   ADDITIONAL    COMMON     DEFERRED
                                               SHARES                  PAID-IN    STOCK IN      COMP-     RETAINED
                                             OUTSTANDING   AMOUNT      CAPITAL    TREASURY    ENSATION    EARNINGS      TOTAL
                                             -----------   -------   ----------   --------    --------    --------      -----

BALANCE JULY 31, 1991                         23,966,295    $2,516     $ 99,703   $(27,034)   $(12,190)   $250,185   $313,180
  Stock options exercised                        189,547        20        2,474         --          --          --      2,494
  Issuance of restricted
    stock grants                                 206,900        21        6,122         --      (6,143)         --         --
Amortization of
  deferred compensation                               --        --           --         --       5,120          --      5,120
Common stock
  purchased and held
  in treasury                                    (54,718)      --           --      (1,986)         --          --     (1,986)
  Other                                          (13,084)       (2)        (507)       --          344          --       (165)
  Net income                                          --        --           --         --          --      66,005     66,005
                                              ----------    ------     --------   --------    --------    --------   --------
BALANCE JULY 31, 1992                         24,294,940     2,555      107,792    (29,020)    (12,869)    316,190    384,648
  Stock options exercised                         71,378         7        1,139         --          --          --      1,146
  Issuance of restricted
    stock grants                                 197,700        20        8,444         --      (8,464)         --         --
  Amortization of
    deferred compensation                             --        --           --         --       5,081          --      5,081
  Common stock
    purchased and held
    in treasury                                  (34,243)       --           --     (1,338)         --          --     (1,338)
  Other                                           89,856         8           24         --         106          --        138
  Net income                                          --        --           --         --          --      83,215     83,215
                                              ----------    ------     --------   --------    --------    --------   --------
BALANCE JULY 31, 1993                         24,619,631     2,590      117,399    (30,358)    (16,146)    399,405    472,890
  Stock options exercised                         51,267         5          854         --          --          --        859
  Issuance of restricted
    stock grants                                 199,781        20       10,195         --     (10,215)         --         --
  Amortization of
    deferred compensation                             --        --           --         --       6,522          --      6,522
  Common stock
    purchased and held
    in treasury                                  (44,048)       --           --     (2,337)         --          --     (2,337)
  Other                                           46,231         5         (420)        --         987          --        572
  Net income                                         --         --           --         --          --      78,361     78,361
                                              ----------    ------     --------   --------    --------    --------   --------

BALANCE JULY 31, 1994                         24,872,862    $2,620     $128,028   $(32,695)   $(18,852)   $477,766   $556,867
                                              ----------    ------     --------   --------    --------    --------   --------
                                              ----------    ------     --------   --------    --------    --------   --------


                 See notes to consolidated financial statements.

                      CAESARS WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEAR ENDED JULY 31, 1994, 1993 AND 1992
                                 (In thousands)


                                                                                    1994           1993           1992
                                                                                  --------       --------       --------

Cash flows from operating activities:
   Net income                                                                     $ 78,361       $ 83,215       $ 66,005
   Reconciliation of net income to net cash provided
      by operating activities:
       Depreciation and amortization                                                55,857         54,574         57,681
       Deferred income taxes                                                        (3,578)         3,062         (9,183)
       Extraordinary loss                                                               --             --          6,703
       Amortization of deferred compensation and other, net                          7,791          6,538          5,337
   Changes in assets and liabilities due to operating activities:
          Receivables, net                                                          (5,300)        (3,047)       (10,147)
          Other, net                                                                 3,005         (5,666)         1,249
                                                                                  --------       --------       --------
            Net cash provided by operating activities                              136,136        138,676        117,645
                                                                                  --------       --------       --------

Cash flows from investing activities:
   Purchases of property and equipment                                             (65,366)       (40,795)       (41,700)
   Other, net                                                                       (2,763)        (3,425)        (1,992)
                                                                                  --------       --------       --------
            Net cash used for investing activities                                 (68,129)       (44,220)       (43,692)
                                                                                  --------       --------       --------

Cash flows from financing activities:
   Reductions in debt and obligations under capital leases                         (32,898)      (309,906)       (62,615)
   Issuance of 8 7/8% Senior Subordinated Notes                                         --        150,000             --
   Increase in long-term bank borrowings                                                --        125,000             --
   Purchase and retirement of common stock                                          (2,337)        (1,338)        (1,986)
   Debt issuance costs                                                                  --         (3,301)            --
   Issuance of common stock and other, net                                           2,111          1,369          2,454
                                                                                  --------       --------       --------
            Net cash used for financing activities                                 (33,124)       (38,176)       (62,147)
                                                                                  --------       --------       --------

Increase in cash and cash equivalent investments                                    34,883         56,280         11,806
Cash and cash equivalent investments at the beginning
   of the period                                                                   108,616         52,336         40,530
                                                                                  --------       --------       --------

Cash and cash equivalent investments at the end of
   the period                                                                     $143,499       $108,616       $ 52,336
                                                                                  --------       --------       --------
                                                                                  --------       --------       --------

Supplemental cash flow disclosures
   Interest paid, net of amount capitalized                                       $ 19,209       $ 30,268       $ 42,919
                                                                                  --------       --------       --------
                                                                                  --------       --------       --------
   Federal and state income taxes paid, net of refunds                            $ 43,444       $ 53,435       $ 48,292
                                                                                  --------       --------       --------
                                                                                  --------       --------       --------



                 See notes to consolidated financial statements.

                      CAESARS WORLD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Caesars World, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates are stated at cost adjusted by equity in undistributed earnings. Certain reclassifications have been made to prior years' amounts to conform with the 1994 presentation.

The excess cost of investments over net assets acquired subsequent to 1969 is being amortized over 40 years. The excess cost over net assets acquired includes $43,971,000 relating to the purchase of Caesars Palace in 1969 which is believed to have continuing value and, accordingly, is not being amortized.

CASINO REVENUE AND PROMOTIONAL ALLOWANCES

Casino revenue represents the net win from gaming wins and losses. Revenue excludes the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of these promotional allowances was $117,760,000; $106,613,000 and $103,727,000 for the years ended July 31, 1994, 1993 and 1992, respectively. The estimated costs of such promotional allowances have been classified primarily as casino costs and expenses as follows:


                                               YEAR ENDED JULY 31
                                           --------------------------
                                            1994      1993      1992
                                           ------    ------    ------
                                                 (IN THOUSANDS)

          Rooms                            $16,857   $14,502   $13,298
          Food and beverage                 58,661    54,520    53,374
          Other operating expenses          11,446    10,105     9,036
                                           -------   -------   -------

                                           $86,964   $79,127   $75,708
                                           -------   -------   -------
                                           -------   -------   -------


CASH EQUIVALENT INVESTMENTS

There were no significant realized or unrealized gains or losses from cash equivalent investments during the years ended July 31, 1994, 1993 and 1992.
Cash equivalent investments were stated at cost and consisted of commercial paper and other short-term instruments with maturities of less than three months at the date of purchase. The cost of these investments approximates market value. It is the Company's policy to limit the amount of its credit exposure with any one company and investments are made only in investment instruments of companies having high credit ratings.

INVENTORIES

Inventories are stated at the lower of cost or market, determined principally on the first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and include interest on funds borrowed to finance construction. Capitalized interest was $105,000; $37,000 and $32,000 in fiscal 1994, 1993 and 1992, respectively. Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

     Buildings and improvements              5 to 40 years
     Leasehold improvements                  3 to 40 years
     Furniture, fixtures and equipment       2 to 10 years
     Property under capital leases           5 to 20 years

Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

AMORTIZATION OF LOAN COSTS

Debt discount and loan issuance costs in connection with long-term debt are capitalized and amortized to expense during the period the debt is outstanding.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for timing differences between book and tax recognition of revenues and expenses. The income tax benefit realized upon exercise of non-qualified stock options and early disposition of incentive stock options is credited to additional paid-in capital.

The Omnibus Budget Reconciliation Act of 1993, enacted in August 1993, contained a corporate tax rate increase from 34 to 35 percent retroactive to January 1, 1993. In accordance with generally accepted accounting principles, the retroactive effect of this change was recognized in the first quarter of fiscal 1994 and approximated $700,000.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109) on accounting for income taxes. The Company adopted the accounting and disclosure rules prescribed by SFAS 109 in the first quarter of fiscal 1994. The Company elected to adopt SFAS 109 by recognizing a cumulative adjustment which did not have a material effect on the Company's financial position or results of operations.

POSTEMPLOYMENT BENEFITS

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for benefits offered to employees after employment, but before retirement. The adoption of SFAS 112 did not have significant impact on the Company's financial position or results of operations.

NET INCOME PER COMMON SHARE

Net income per common share is based upon the weighted average number of common stock and common stock equivalents outstanding which were 24,567,000; 24,475,000 and 24,167,000 for the years ended July 31, 1994, 1993 and 1992, respectively.

NOTE 2.   RECEIVABLES

ACCOUNTS RECEIVABLE

Components of receivables were as follows:


                                                               AT JULY 31
                                                           ------------------
                                                            1994        1993
                                                           ------      ------
                                                             (IN THOUSANDS)

     Accounts and notes receivable
        Casino                                            $107,061    $ 94,890
        Hotel                                                4,283       4,401
        Other                                                5,258       3,521
                                                          --------    --------
                                                           116,602     102,812
     Less allowance for doubtful accounts                   45,261      36,771
                                                          --------    --------

                                                          $ 71,341    $ 66,041
                                                          --------    --------
                                                          --------    --------


At July 31, 1994, approximately 61 percent of the Company's casino receivables were from customers whose primary residence is outside the United States with no significant concentration in any one foreign country.

CONTINGENT RECEIVABLE

In 1993, the Company announced it had entered into a management operating agreement with one of the bidders for a casino development in New Orleans. In August 1993, the bid was awarded to another operator and the Company's participation in the project ended. Pursuant to a settlement agreement with the Company's former co-venturer in the New Orleans project, the Company is to receive $5,000,000 for the Company's expenses and pre-development services contingent upon the co-venturer obtaining financing to construct a casino development in New Orleans in association with the successful bidder for the project. The Company is unable to predict the timing or probability of collecting this settlement.

NOTE 3.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                               AT JULY 31
                                                           ------------------
                                                            1994        1993
                                                           ------      ------
                                                             (IN THOUSANDS)

     Land                                               $   76,582  $   76,470
     Buildings and improvements                            584,064     562,815
     Leasehold improvements                                 86,138      80,550
     Furniture, fixtures and equipment                     258,807     284,574
     Construction in progress                               22,369       5,933
     Property under capital leases                          22,267      22,699
                                                        ----------  ----------
                                                         1,050,227   1,033,041
     Less accumulated depreciation and amortization        423,487     416,648
                                                        ----------  ----------

                                                        $  626,740  $  616,393
                                                        ----------  ----------
                                                        ----------  ----------


NOTE 4.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

In December 1993 a newly-formed corporation, Windsor Casino, Limited (WCL), owned equally by the Company, Circus Circus Enterprises, Inc. and a subsidiary of Hilton Hotels Corporation, was selected by the government of Ontario, Canada, to develop and operate the province's first casino, in the city of Windsor. In May 1994, a 50,000-square-foot interim casino was opened in Windsor. The interim casino is owned by the government of Ontario and operated by WCL. WCL receives 2.75 percent of gross operating revenue and 5 percent of net operating margins (as defined in the management agreement) of the interim casino. Cash advances of $14,591,000 were made by each shareholder of WCL, including the Company, prior to June 1994 of which $4,531,000 had been repaid to each shareholder at July 31, 1994. During the second quarter of fiscal 1995, WCL is expected to borrow from a syndicate of banks, using a portion of the funds to repay the remaining outstanding cash advances made to WCL by its three shareholders. Each of the WCL shareholders, including the Company, is expected to guarantee one-third of these bank borrowings. The WCL bank loan is expected to be repaid from cash generated from operations.

The permanent facility to be built in Windsor is in the planning stage and is expected to include a 75,000-square-foot casino, a 300-room hotel, food and beverage outlets and other amenities. This complex is expected to be open in fiscal 1997 and will be built on a 13-acre site in downtown Windsor in view of the Detroit, Michigan skyline. The estimated cost of this complex is $300,000,000 of which a portion will be advanced by each of the shareholders of WCL, including the Company.

The Company continues to explore gaming and expansion opportunities in the United States and internationally. At July 31, 1994, two other refundable advances had been made for expansion projects which are in preliminary development stages. All costs and expenses incurred to explore expansion opportunities for the Company are charged to general and administrative expenses until it is determined the project will be developed.

NOTE 5.   SHORT-TERM BANK BORROWINGS

Since August 1992, the Company has had no outstanding short-term bank borrowings (see Note 7). During fiscal 1992 the Company's short-term borrowings under a $10,000,000 unsecured bank revolving credit facility totaled $7,200,000 and the interest rate was 3 7/8 percent at July 31, 1992. The average outstanding borrowings during fiscal 1992 were $7,200,000, computed by using the daily balances, and the weighted average interest rate was 5.4 percent, computed by dividing short-term interest expense by the average short-term debt outstanding. The maximum borrowings outstanding at any month-end during fiscal 1992 totaled $7,200,000.


NOTE 6.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:


                                                                              AT JULY 31
                                                                         ---------------------
                                                                          1994           1993
                                                                         ------         ------
                                                                             (IN THOUSANDS)

     Accounts payable                                                   $ 47,052       $ 46,804
     Accrued interest                                                      6,327          6,540
     Accrued progressive slot machine jackpots                             6,359          5,458
     Accrued salaries, wages and employee benefits                        24,171         24,199
     Short-term portion of capital lease obligations payable               1,046          1,919
     Other accrued expenses                                               47,382         42,834
                                                                        --------       --------

                                                                        $132,337       $127,754
                                                                        --------       --------
                                                                        --------       --------


NOTE 7.   LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                              AT JULY 31
                                                                         ---------------------
                                                                          1994           1993
                                                                         ------         ------
                                                                             (IN THOUSANDS)

     Amounts due under Bank Loan agreement,
       at floating rates approximating prime
       or an alternative negotiated rate which at
       July 31, 1994, was approximately 5.48 percent                    $ 90,334       $118,111
     Senior subordinated notes, due August 15, 2002,
       at 8 7/8 percent payable semi-annually
       in February and August                                            150,000        150,000
     Mortgages payable bearing interest at rates between
       8 and 9 3/4 percent, secured by property,
       retired in 1994                                                        --          3,257
                                                                        --------       --------
                                                                         240,334        271,368
     Less current maturities                                              27,778         28,344
                                                                        --------       --------

                                                                        $212,556       $243,024
                                                                        --------       --------
                                                                        --------       --------


In August 1992 the Company entered into a $275,000,000 unsecured credit facility (Bank Loan) with a syndicate of banks. This facility consists of a $125,000,000 Term Loan which had an outstanding balance of $83,334,000 and $111,111,000, at July 31, 1994 and 1993, respectively. The facility also includes a $150,000,000 Revolver which had a $7,000,000 outstanding balance at July 31, 1994 and 1993. The Term Loan is payable in equal installments of $13,889,000 on September 30 and March 31 each year until final payment is made on March 31, 1997, and interest is payable quarterly or earlier.

The proceeds from the Term Loan were used for the retirement of certain debt that was outstanding at July 31, 1992. In August 1992, $7,000,000 of the revolving portion of the facility was utilized to replace the outstanding portion of a short-term bank credit line of a subsidiary. Although the revolving credit facility is utilized for working capital and general corporate purposes, it is classified as long-term due to its maturity on October 31, 1997. At July 31, 1994, a provision of the Bank Loan agreement restricted the Company from making cash dividends in excess of $196,604,000. The Company incurs commitment fees of 5/16 to 1/2 percent on the unused portion of the credit facilities and the interest rate fluctuates depending upon the Company's financial leverage and the selection of one of the borrowing rate alternatives available at the option of the Company, one of which approximates the bank's prime rate. The fair value of the borrowings under the Bank Loan approximates the carrying amount of the debt.

On August 15, 1992, the Company issued $150,000,000 of 8 7/8 percent Senior Subordinated Notes (the Notes) that mature in 2002. The Notes are subordinated to all senior indebtedness (as defined in the Indenture), which includes the indebtedness under the Bank Loan agreement, are effectively subordinated to liabilities of the Company's subsidiaries and are senior in the right of payment to other subordinated indebtedness. The Notes are redeemable at the Company's option, in whole or in part, beginning August 15, 1997, at a premium price of
103.27 percent, declining annually to par at August 15, 2000, and thereafter. The original issue discount and costs are being amortized over the term of the Notes. At July 31, 1994, the estimated fair value of the Notes was approximately $147,750,000, based on the quoted market trading price.

The proceeds from the Notes and cash available from operations together with $115,000,000 of the Term Loan were used on October 1, 1992, to retire the $241,200,000 of principal outstanding plus the accrued interest thereon and a redemption premium of 2.25 percent of the principal amount. In December 1992 the outstanding principal on one of the mortgages payable which was secured by property in Las Vegas was retired. The retirement of the above described debt prior to its maturity resulted in an extraordinary charge, net of income tax benefit, in July 1992 of $6,703,000.

Prior to August 1992 the Company had a $250,000,000 unsecured credit facility with a syndicate of banks. The facility consisted of a $100,000,000 term loan with an outstanding balance at July 31, 1992, of $25,000,000 and a $150,000,000 revolving credit facility with no outstanding amount.

The Bank Loan agreement and the Notes, as well as the previous loan agreements covering 1992, contain covenants, among others, that require the maintenance of certain financial ratios and include restrictions on the Company and its subsidiaries with respect to additional debt, dividends, stock repurchases, sales of certain assets, investments and capital expenditures, mergers, consolidations and similar transactions, liens, acquisitions, disposition of property, and prepayment of other debt. Cross default clauses provide that the default under either the Notes or the Bank Loan agreement may result in the acceleration of the other. The loss or suspension of a gaming license which has a potential $15,000,000 charge to operations of the Company and is determined by the banks to be materially adverse to the bank's investment would constitute a default under the Bank Loan agreement. Also, the bank agreement requires guarantees by specified subsidiaries of the Company.

The annual maturities of long-term debt as of July 31, 1994, follow:


     YEAR ENDING JULY 31                                      (IN THOUSANDS)
     -------------------                                      -------------

     1995                                                          $ 27,778
     1996                                                            27,778
     1997                                                            27,778
     1998                                                             7,000
     1999                                                                --
     Thereafter                                                     150,000
                                                                   --------

                                                                   $240,334
                                                                   --------
                                                                   --------


NOTE 8.   INCOME TAXES


The provision (benefit) for income taxes consisted of the following:


                                                      YEAR ENDED JULY 31
                                                 ----------------------------
                                                  1994       1993       1992
                                                 ------     ------     ------
                                                        (IN THOUSANDS)

     Current
       Federal                                  $ 47,604   $ 40,217   $ 43,727
       State                                       6,168      7,482      6,656

     Deferred                                     (3,578)     3,062     (9,183)
                                                --------   --------   --------

                                                $ 50,194   $ 50,761   $ 41,200
                                                --------   --------   --------
                                                --------   --------   --------

The provision (benefit) for income taxes is included in the financial statements as follows:


                                                      YEAR ENDED JULY 31
                                                 ----------------------------
                                                  1994       1993       1992
                                                 ------     ------     ------
                                                        (IN THOUSANDS)

     Income before extraordinary loss            $50,194    $50,761    $44,652

     Extraordinary loss                               --         --     (3,452)
                                                 -------    -------    -------

                                                 $50,194    $50,761    $41,200
                                                 -------    -------    -------
                                                 -------    -------    -------


The provision (benefit) for deferred income taxes represents temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. The tax effects of these differences were as follows:


                                                                         YEAR ENDED JULY 31
                                                                ------------------------------------
                                                                 1994           1993           1992
                                                                ------         ------         ------
                                                                           (IN THOUSANDS)

     Depreciation                                              $(1,127)       $   418       $   (592)
     Provision for doubtful accounts                            (2,809)         3,023            268
     Accrued liabilities                                           461         (2,992)        (4,636)
     Extraordinary loss on early extinguishment of debt             --          3,452         (3,452)
     Other, net                                                   (103)          (839)          (771)
                                                               -------         ------         ------

                                                               $(3,578)        $3,062        $(9,183)
                                                               -------         ------        -------
                                                               -------         ------        -------


The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at July 31, 1994, under the provisions of SFAS No. 109, were as follows:


                                                                ASSETS       LIABILITIES       TOTAL
                                                               --------------------------------------
                                                                           (IN THOUSANDS)


     Current deferred income taxes
      Bad debt reserves                                        $17,601       $     --       $ 17,601
      Accrued expenses                                          13,619             --         13,619
      Other                                                      5,900             --          5,900
                                                               -------       --------       --------

                                                               $37,120       $     --       $ 37,120
                                                               -------       --------       --------
                                                               -------       --------       --------

     Non-current deferred income taxes
       Depreciation                                            $    --       $(38,137)      $(38,137)
       Deferred compensation                                     3,943             --          3,943
       Accrued expenses                                         11,291             --         11,291
       Other                                                     5,223         (2,335)         2,888
                                                               -------       --------       --------

                                                               $20,457       $(40,472)      $(20,015)
                                                               -------       --------       --------
                                                               -------       --------       --------

The provision for income taxes differed from the amount computed at the statutory rate as follows:


                                                                         YEAR ENDED JULY 31
                                                                ------------------------------------
                                                                 1994           1993           1992
                                                                ------         ------         ------
                                                                           (IN THOUSANDS)

     Federal income taxes at statutory rate                    $44,995        $45,552        $36,450
     State income taxes, net of federal benefit                  4,078          4,972          4,060
     Other, net                                                  1,121            237            690
                                                               -------        -------        -------

                                                               $50,194        $50,761        $41,200
                                                               -------        -------        -------
                                                               -------        -------        -------


The Internal Revenue Service has examined the Company's federal consolidated income tax returns through fiscal 1988 and is currently examining the returns for fiscal 1989 through 1992.


NOTE 9.   LEASES

The Company and its subsidiaries lease land, buildings and equipment under noncancelable lease agreements with primary terms which expire at various dates through 2076. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets. Major leased assets, which have been capitalized, include land in Atlantic City unrelated to current operations, and the land and buildings of two of the Company's Pocono resorts.

In January 1992 the Company exercised a $6,500,000 purchase option for a land lease upon which a portion of the Caesars Atlantic City hotel is located. The lease required payments of $247,000 in fiscal 1992, prior to the exercise of the option.

Caesars Atlantic City also owns approximately 1.2 acres and leases approximately six acres of property in Atlantic City, including an entire block of Boardwalk frontage which may be suitable for development of a casino/hotel. The capitalized lease expires in 2076 and requires annual payments of $875,000; the property may be purchased for $13,000,000. The purchase option price will increase by $500,000 in August 1997 and another $500,000 every 10 years thereafter.

Two of the Company's resorts in the Pocono mountains of Pennsylvania are operated under leases whose initial 20-year-lease terms expire on January 31, 1995. The leases include purchase options at the fair market value of the lease properties excluding personal property, goodwill and other intangibles. The Company currently anticipates exercising the purchase options to acquire the properties in fiscal 1995. The fair market value purchase price will be determined by an independent appraisal. The Company also maintains a letter of credit ($2,865,000 at July 31, 1994) under an agreement with the New Jersey Casino Control Commission for the payment of the remaining future lease rentals on the two leases.

The Caesars Tahoe land and building are leased pursuant to an operating lease which expires in 2004 and is renewable for two additional 25-year periods. The lease provides for a minimum rent of $2,606,000 for fiscal 1995, increasing by $75,000 per year in each subsequent year, and for percentage rent of 20 percent of the casino/hotel's net profit (as therein defined). Additionally, the lease required payments to discharge the lessor's obligations of a mortgage loan and the final payment was made by the Company in fiscal 1994. The aggregate fixed lease payments, including amounts paid on the mortgage note, are amortized on a straight-line basis over the remaining initial lease term. At July 31, 1994, there was $11,165,000 of prepaid rent included in "Other Assets" related to this lease accounting.

Future minimum lease payments for all leases at July 31, 1994, are as follows:



     YEAR ENDING JULY 31                                          OPERATING        CAPITAL
     -------------------                                          ---------        -------
                                                                       (IN THOUSANDS)

     1995                                                          $  5,264        $ 1,963
     1996                                                             4,172            898
     1997                                                             3,692            898
     1998                                                             3,662            948
     1999                                                             3,694            948
     Thereafter                                                      18,584         84,385
                                                                    -------         ------
     Total minimum lease payments                                   $39,068         90,040
                                                                    -------         ------
                                                                    -------
     Less amount representing interest                                              79,587
                                                                                   -------

     Present value of minimum lease payments                                        10,453
     Less current maturities of obligations under capital leases                     1,046
                                                                                   -------

     Long-term obligations under capital leases                                    $ 9,407
                                                                                   -------
                                                                                   -------


Rental expense was comprised of the following:


                                                                         YEAR ENDED JULY 31
                                                                ------------------------------------
                                                                 1994           1993           1992
                                                                ------         ------         ------
                                                                           (IN THOUSANDS)

     Minimum rentals under lease obligations                   $10,084        $10,688        $10,177
     Contingent rentals under operating and capital leases         566            562             76
                                                               -------        -------        -------

                                                               $10,650        $11,250        $10,253
                                                               -------        -------        -------
                                                               -------        -------        -------


NOTE 10.  CAPITAL STOCK, STOCK OPTIONS AND INCENTIVES

The authorized capital stock of the Company consists of 1,000,000 shares of $1 par value preferred stock and 50,000,000 shares of 10 cents par value common stock. No preferred stock has been issued. Common stock outstanding was net of 1,343,951; 1,299,903 and 1,265,660 treasury shares at July 31, 1994, 1993 and
1992, respectively. The Company has designated 250,000 shares of the authorized preferred stock as constituting Series A Junior Participating Preferred Stock for purposes of the Shareholders' Rights Plan described below. Upon issuance, each share of such preferred stock will have a $2 dividend (subject to adjustment in certain cases) which will be payable prior to any dividends on common stock. Each share will have 200 votes and shall vote as a class with common stock (with special voting provisions to apply in the event of a dividend default).

In January 1989 the Board of Directors of the Company authorized a Shareholders' Rights Plan and declared a dividend of one right for each share of common stock. The rights may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company's common stock by a specified person or affiliated group. If the rights become exercisable and are not redeemed by the Company, the holder may be entitled to purchase or receive upon exercise, depending on the circumstances, units consisting of one two-hundredth of a share of the Company's $1 par value Series A Junior Participating Preferred Stock at a price of $125 per share (subject to adjustment), shares of the Company's common stock or other assets with a value equal to twice the exercise price, or shares of the common stock of the acquirer at one-half the then market price. The rights expire in January 1999 unless they are exercised or redeemed. Until certain specified dates, the Company may redeem the rights at one cent per share. Rights owned by certain specified shareholders may be void. The provisions concerning the rights are set forth in a Rights Agreement between the Company and the Rights Agent.

The Company has a long-term stock incentive program (the Program) which authorizes the issuance of various stock incentives to officers and key employees, including options, stock appreciation rights, and stock bonuses in the form of restricted stock grants or contingent shares. At July 31, 1994, 123 employees were participating in the Program. Under the terms of the Program, as amended by the shareholders in December 1988 and November 1990, 2,655,126 shares of common stock may be used for awards, of which 391,088 were unissued at July 31, 1994. Employee stock options under the Program expire after 10 years and usually become exercisable either in four or five equal annual installments commencing one year after the date of grant or in one installment one year after the date of grant. Under the terms of such options, adjustments will be made for changes resulting from stock dividends, stock splits and similar changes. Exercisability of such options is on a cumulative basis. Employee stock options for 244,953 shares were exercisable as of July 31, 1994. The Audit and Compensation Committee of the Board of Directors may accelerate exercisability of stock options at its discretion including, without limitation, acceleration due to the occurrence of certain specified contingencies.

As of July 31, 1994, there were outstanding unvested grants of restricted stock in the amount of 751,429 shares held among 72 employees (including 13 officers) which will vest in fiscal years as follows: 152,115 in 1995; 214,871 in 1996; 192,166 in 1997; 127,507 in 1998 and 64,770 in 1999. Contingent incentive shares totaling 90,174 shares (net of forfeitures) granted to 41 employees (including nine officers) principally in December 1989 were outstanding at July 31, 1994. These shares vest in fiscal years as follows: 89,340 in 1995 and 834 in 1996. The restricted stock grants and contingent incentive share grants become fully vested in the event of a change in control (as defined). As to officers, sale of the contingent incentive shares is restricted for two years following vesting subject to certain contingencies. Deferred compensation equivalent to the market value on the date of grant was charged to shareholders' equity and is being amortized over the respective vesting periods. The amount amortized was $5,840,000; $4,997,000 and $4,956,000 in fiscal 1994, 1993 and 1992, respectively.  During fiscal 1994, 180,183 shares of such awards vested.

A non-employee directors' plan (the Plan) authorizes the issuance of options on 100,000 shares of common stock to non-employee directors, of which options covering 40,000 shares were unissued at July 31, 1994. Options for 4,000; 11,000 and 22,000 shares were exercised in fiscal 1994, 1993 and 1992, respectively. The 23,000 options outstanding at July 31, 1994, were all exercisable and include 3,000 granted at a price of $32.13; 5,000 granted at a price of $15.19; 5,000 granted at a price of $28.19; 5,000 granted at a price of $39.38; and 5,000 granted at a price of $51.13. All stock options granted under the Plan become exercisable six months after grant and expire five years from the date of grant. Persons eligible under the Plan are not eligible for awards under the Program. Option prices under the Plan equal the fair market value of the stock on the date of grant. Grant or exercise of stock options under the Plan or the Program does not result in a charge to earnings.

Prior to 1990, unlimited stock appreciation rights were granted to certain officers of the Company. As a result of changes in the market price of the common stock subsequent to the date of grant, the Company recorded a credit of $265,000 in fiscal 1994 and incurred charges of $1,838,000 and $429,000 in 1993 and 1992, respectively. During fiscal 1994, an officer exercised a tandem unlimited stock appreciation right with respect to a stock option for 30,000 shares, realizing $427,000 of taxable income, and the related stock option was terminated. At July 31, 1994, there were 145,000 unlimited stock appreciation rights outstanding to three officers. As of July 31, 1994, three officers and five non-employee directors had been granted 46,125 limited stock appreciation rights. These limited stock appreciation rights were issued in tandem with stock options and are only exercisable in the event of certain specified changes in the ownership of the Company. Surrender of the related option (or portion thereof) on exercise of the right, generally entitles the optionee or holder to receive in cash the difference between the exercise price of the outstanding option and the higher of the stock market price for the 60 days prior to exercise or the tender or exchange offer price with respect to the Company's common shares. Future exercisability of the limited stock appreciation rights will result in a charge to earnings based upon the value of such rights when they become exercisable.

Employee and director stock option activity during the three-year period ended July 31, 1994, was as follows:


                                                        EXERCISE PRICE RANGE
                                                        --------------------
                                                SHARES     FROM      TO
                                               -----------------------------

Outstanding at July 31, 1991                    705,276    $10.69    $32.13
  Granted                                        23,800     28.19     29.69
  Exercised                                    (189,547)    10.69     24.44
  Expired or cancelled                          (11,840)    13.25     32.13
                                                -------
Outstanding at July 31, 1992                    527,689     11.63     32.13
  Granted                                        88,500     29.63     42.81
  Exercised                                     (71,378)    11.63     32.13
  Expired or cancelled                           (6,220)    13.25     29.69
                                                -------
Outstanding at July 31, 1993                    538,591     13.25     42.81
  Granted                                       157,300     39.06     51.13
  Exercised                                     (51,267)    13.25     42.81
  Expired or cancelled                          (67,460)    13.25     51.13
                                                -------
Outstanding at July 31, 1994                    577,164     13.25     51.13
                                                -------
                                                -------

The above chart does not include a non-qualified option, with a ten-year vesting period, granted on January 19, 1994, to a third party at a price of $55.50 in return for services to be rendered. This option vests in three equal annual installments beginning January 19, 1995.

The number of shares covered by options which are scheduled to become exercisable during the next five fiscal years are as follows: 127,854 in both 1995 and 1996; 81,023 in 1997; 43,250 in 1998; and 29,230 in 1999.

NOTE 11.  PENSION PLANS

The Company has defined benefit pension plans covering any officer or other employee designated as a key executive of the Company and its subsidiaries. The benefits are based on years of service (not to exceed 30) and the employee's highest five years of compensation during the last 10 years of employment. The Company has funded the vested benefits of certain current employees by making contributions to revocable trusts. Income earned by the trusts accrues to the benefit of the Company. At July 31, 1994, the amount in these revocable trusts was $12,756,000 and is recorded in "Other Assets." Such trusts shall become irrevocable in the event of a change of control (as defined).

The following table sets forth the plans' status and amounts recognized in the Company's financial statements:


                                                                          AT JULY 31
                                                                     ---------------------
                                                                      1994           1993
                                                                     ------         ------
                                                                         (IN THOUSANDS)

     Actuarial present value of benefit obligations:
       Accumulated benefit obligation, including vested
        benefit obligation of $16,180,000 and $14,628,000,
        respectively                                                $16,794        $15,382
                                                                    -------        -------
                                                                    -------        -------

     Accrued pension liability consists of the following:
       Projected benefit obligation for service rendered to
        date in excess of plan assets                               $21,982        $20,161

     Unrecognized net loss from past experience and
       effects of changes in assumptions                             (2,090)        (2,904)

     Unrecognized net obligation to be recognized over
       15 years                                                        (963)        (1,082)
                                                                    -------        -------

                                                                    $18,929        $16,175
                                                                    -------        -------
                                                                    -------        -------


The net pension expense included the following components:


                                                                              YEAR ENDED JULY 31
                                                                     ------------------------------------
                                                                      1994           1993           1992
                                                                     ------         ------         ------
                                                                                (IN THOUSANDS)

     Service cost - benefits earned during the period                $1,612         $1,702         $1,403
     Interest cost on projected benefit obligation                    1,590          1,319          1,117
     Net amortization                                                   180            143            119
                                                                     ------         ------         ------

                                                                     $3,382         $3,164         $2,639
                                                                     ------         ------         ------
                                                                     ------         ------        -------


At July 31, 1994 and 1993, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation and the rate of increase in future compensation levels used in such calculations were 8 and 6 percent, respectively.

The Company's Individual Retirement Account Plan which was generally available to all full-time employees who had at least one year of service and were not covered under any qualified retirement plan terminated as of December 31, 1993. The expense of this plan was $828,000; $2,148,000 and $2,014,000 in fiscal 1994, 1993 and 1992, respectively.

Effective January 1, 1994, the Company adopted a 401(k) retirement plan covering substantially all of its non-union employees. The plan provides for the Company to contribute 1 percent of certain compensation for eligible employees who may also contribute up to 4 percent of their base compensation to this plan and their contributions are matched by the Company in an amount equal to 50 percent of each employee's contribution. Employees may also contribute an additional 8 percent of base compensation to the plan, with certain limitations, which is not matched by the Company. The Company's matching contributions for fiscal 1994 were $3,121,000.

In addition to the Company's plans described above, union employees are covered by various multi-employer pension plans. The Company charged to expense approximately $3,534,000; $3,402,000 and

$3,005,000 in fiscal 1994, 1993 and 1992, respectively, for such plans. For the union sponsored plans, information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AND SEVERANCE AGREEMENTS

The Company has severance agreements with 19 employees (including 11 officers) which grant these employees the right to receive up to two times their annual salary and bonus, plus continuation of certain benefits, and acceleration of certain stock options and restricted grants subject to certain maximums under tax law, if there is a change in control of the Company (as defined) and a termination (as defined) of such employees within three years thereafter. The maximum contingent liability for salary and incentive compensation under these agreements is approximately $10,520,000. In addition, insurance benefits, car allowances and nonqualified pension plan accrue for up to two years. The Company also has entered into employment agreements with eight employees which expire at various dates through July 31, 1997. The aggregate commitment for future salaries, excluding bonuses, under these employment agreements is approximately $3,428,000. The Company also has entered into severance and employment agreements with two officers which contain continual self-renewing terms of five years and three years, respectively, subject to the option of the Company to terminate this self-renewing provision. In addition, these agreements provide these officers the option to terminate their contractual obligations in the event of a change in control or a material breach by the Company. If such change of control had occurred on July 31, 1994, the aggregate maximum contingent liability under these agreements would have been approximately $24,314,000. See Note 10 as to acceleration of contingent and restricted stock grants in the event of a change in control.

                      CAESARS WORLD, INC. AND SUBSIDIARIES

              SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                 QUARTER
                                          -----------------------------------------------------
                                            FIRST         SECOND          THIRD        FOURTH          TOTAL
                                          ---------------------------------------------------------------------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)

Fiscal 1994(a)
  Revenue                                 $269,083       $257,981       $237,244       $251,458     $1,015,766
  Operating income                          50,602         39,656         22,876         31,371        144,505
  Income before income taxes                46,420         35,707         18,939         27,489        128,555
  Income taxes                              18,572         13,747          7,291         10,584         50,194
  Net income                                27,848         21,960         11,648         16,905         78,361
                                          --------       --------       --------       --------     ----------
                                          --------       --------       --------       --------     ----------
  Net income per common share (b)         $   1.14       $    .90       $    .47       $    .69     $     3.19
                                          --------       --------       --------       --------     ----------
                                          --------       --------       --------       --------     ----------

Fiscal 1993(a)
  Revenue                                 $232,562       $264,473       $224,409      $262,015      $  983,459
  Operating income                          33,708         46,844         32,574        45,985         159,111
  Income before income taxes                24,140         41,173         27,475        41,188         133,976
  Income taxes                               9,173         15,646         10,440        15,502          50,761
  Net income                                14,967         25,527         17,035        25,686          83,215
                                          --------       --------       --------       --------     ----------
                                          --------       --------       --------       --------     ----------
  Net income per common share             $    .62       $  1.05        $    .69      $   1.04      $     3.40
                                          --------       --------       --------       --------     ----------
                                          --------       --------       --------       --------     ----------


(a)  There were no dividends paid in fiscal 1994 or 1993.
(b) Net income per share calculations for each quarter are based on the weighted average number of common stock and common stock equivalents outstanding during the respective quarters; accordingly, the sum of the quarters does not equal the full-year income per share for 1994.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Directors of Caesars World, Inc.:


We have audited the accompanying consolidated balance sheets of Caesars World, Inc. (a Florida corporation) and subsidiaries as of July 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caesars World, Inc. and subsidiaries as of July 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedules listed in the accompanying Index to Consolidated Financial Statements and Related Information on page 32 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                            Arthur Andersen LLP



Los Angeles, California
August 23, 1994

                                                                      SCHEDULE V
                      CAESARS WORLD, INC. AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT

                     YEAR ENDED JULY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)


                                         BALANCE AT                                                         BALANCE
                                          BEGINNING      ADDITIONS                       OTHER             AT END OF
DESCRIPTION                               OF PERIOD       AT COST      RETIREMENTS      CHANGES             PERIOD
- - -----------                               ---------      ---------     -----------      -------            ---------

1994
 Land                                   $   76,470        $   112        $    --       $    --           $   76,582
 Buildings and improvements                562,815         10,427             --         10,822  (a)        584,064
 Leasehold improvements                     80,550          6,436          1,033            185  (a)         86,138
 Furniture, fixtures and equipment         284,574         16,500         47,147          4,880  (a)        258,807
 Construction in progress                    5,933         31,891             --        (15,455) (a)         22,369
 Property under capital leases              22,699             --             --           (432) (a)         22,267
                                        ----------        -------        -------       --------          ----------

                                        $1,033,041        $65,366        $48,180       $    --           $1,050,227
                                        ----------        -------        -------       --------          ----------
                                        ----------        -------        -------       --------          ----------

1993
 Land                                   $   76,174        $   322           $ 26       $     --          $   76,470
 Buildings and improvements                550,866          6,847             18          5,120  (a)        562,815
 Leasehold improvements                     75,303          5,369             15           (107) (a)         80,550
 Furniture, fixtures and equipment         262,898         21,412          3,672          3,936  (a)        284,574
 Construction in progress                    8,037          6,845             --         (8,949) (a)          5,933
 Property under capital leases              22,980             --            281             --              22,699
                                        ----------        -------        -------       --------          ----------

                                        $  996,258        $40,795        $ 4,012        $   --           $1,033,041
                                        ----------        -------        -------       --------          ----------
                                        ----------        -------        -------       --------          ----------

1992
 Land                                   $   71,514          $ 161          $ 109        $ 4,608  (b)     $   76,174
 Buildings and improvements                541,151          5,784             26          3,957  (a)        550,866
 Leasehold improvements                     70,140          5,401            238            --               75,303
 Furniture, fixtures and equipment         244,878         14,587          2,584          6,017  (a)        262,898
 Construction in progress                    3,706         13,995             --         (9,664) (a)          8,037
 Property under capital leases              26,171             --             44           (310) (a)         22,980
                                                                                         (2,837) (b)
                                        ----------        -------        -------       --------          ----------

                                        $  957,560        $39,928        $ 3,001       $  1,771  (b)     $  996,258
                                        ----------        -------        -------       --------          ----------
                                        ----------        -------        -------       --------          ----------


(a)  Reclassifications of fixed assets within property and equipment.
(b) The net book value of leased property under capital leases was transferred to land upon consummation of purchase of Atlantic City property held under a capital lease. See NOTE 9 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                     SCHEDULE VI
                      CAESARS WORLD, INC. AND SUBSIDIARIES

                    ACCUMULATED DEPRECIATION AND AMORTIZATION
                            OF PROPERTY AND EQUIPMENT

                     YEAR ENDED JULY 31, 1994 1993 AND 1992
                                 (IN THOUSANDS)


                                         BALANCE AT      ADDITIONS                                          BALANCE
                                          BEGINNING     CHARGED TO                       OTHER             AT END OF
DESCRIPTION                               OF PERIOD       EXPENSE      RETIREMENTS      CHANGES             PERIOD
- - -----------                               ---------      ---------     -----------      -------            ---------

1994
  Buildings and improvements              $186,266       $ 22,661      $     ---       $     --            $208,927
  Leasehold improvements                    27,228          3,849           437              --              30,640
  Furniture, fixtures and equipment        193,513         27,378        47,010             432  (a)        174,313
  Property under capital leases              9,641            398            --            (432) (a)          9,607
                                          --------      ---------      ---------       --------            --------

                                          $416,648      $ 54,286       $ 47,447        $     --            $423,487
                                          --------      ---------      ---------       --------            --------
                                          --------      ---------      ---------       --------            --------

1993
  Buildings and improvements              $164,291       $ 22,026      $     51        $     --            $186,266
  Leasehold improvements                    23,775          3,481            28              --              27,228
  Furniture, fixtures and equipment        170,095         26,859         3,441              --             193,513
  Property under capital leases              9,363            547           269              --               9,641
                                          --------      ---------      ---------       --------            --------

                                          $367,524       $ 52,913      $  3,789        $     --            $416,648
                                          --------      ---------      ---------       --------            --------
                                          --------      ---------      ---------       --------            --------

1992
  Buildings and improvements              $142,785       $ 21,615      $     109       $     --            $164,291
  Leasehold improvements                    21,089          2,896            210             --              23,775
  Furniture, fixtures and equipment        142,412         30,012          2,503            174  (a)        170,095
  Property under capital leases              8,874            696             33           (174) (a)          9,363
                                          --------      ---------      ---------       --------            --------

                                          $315,160       $ 55,219      $   2,855       $     --            $367,524
                                          --------      ---------      ---------       --------            --------
                                          --------      ---------      ---------       --------            --------


(a)  Reclassifications within accumulated depreciation accounts.


                                                                   SCHEDULE VIII
                      CAESARS WORLD, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                     YEAR ENDED JULY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)


                                                        BALANCE AT      ADDITIONS                                BALANCE
                                                         BEGINNING     CHARGED TO                               AT END OF
DESCRIPTION                                              OF PERIOD       EXPENSE           DEDUCTIONS            PERIOD
- - -----------                                              ---------     ----------          ----------           ---------

1994
  Allowance for doubtful accounts
    Casino and hotel receivables                        $  35,944       $ 66,976            $ 58,675            $ 44,245
    Other                                                     827            189                  --               1,016
                                                        ---------       --------            --------            --------
                                                        $  36,771       $ 67,165            $ 58,675 (a)        $ 45,261
                                                        ---------       --------            --------            --------
                                                        ---------       --------            --------            --------

  Valuation allowance for CRDA investments              $   6,640       $  1,167 (b)        $    265 (c)        $  7,542
                                                        ---------       --------            --------            --------
                                                        ---------       --------            --------            --------

1993
  Allowance for doubtful accounts
    Casino and hotel receivables                        $  44,607       $ 55,501            $ 64,164            $ 35,944
    Other                                                     531            543                 247                 827
                                                        ---------       --------            --------            --------
                                                        $  45,138       $ 56,044            $ 64,411 (a)        $ 36,771
                                                        ---------       --------            --------            --------
                                                        ---------       --------            --------            --------

  Valuation allowance for CRDA investments              $   5,821       $  1,084 (b)        $    265 (c)        $  6,640
                                                        ---------       --------            --------            --------
                                                        ---------       --------            --------            --------

1992
  Allowance for doubtful accounts
    Casino and hotel receivables                        $  44,679      $  47,865           $  47,937            $ 44,607
    Other                                                     432            183                  84                 531
                                                        ---------       --------            --------            --------
                                                        $  45,111       $ 48,048            $ 48,021 (a)        $ 45,138
                                                        ---------       --------            --------            --------
                                                        ---------       --------            --------            --------

  Valuation allowance for CRDA investments              $   5,397       $    949 (b)        $    525 (c)        $  5,821
                                                        ---------       --------            --------            --------
                                                        ---------       --------            --------            --------

(a)  Write-off of uncollectible accounts.
(b) To establish an allowance on certain investments required by the New Jersey Casino Reinvestment Development Agency (CRDA).
(c)  Credited to income.


                                                                      SCHEDULE X
                      CAESARS WORLD, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                     YEAR ENDED JULY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)


                                                                      1994           1993           1992
                                                                     ------         ------         ------

Charged to costs and expenses:
  Maintenance and repairs                                          $  9,705        $ 9,306        $ 9,196
                                                                   --------        -------        -------
                                                                   --------        -------        -------

  Amortization of intangible assets, deferred financing
    costs and similar deferrals                                     $   904        $ 1,004        $ 1,940
                                                                   --------        -------        -------
                                                                   --------        -------        -------

  Taxes, other than payroll and income taxes:
     Gaming                                                         $55,590        $54,639        $51,846
     Other                                                           15,976         16,621         14,568
                                                                   --------        -------        -------

                                                                    $71,566        $71,260        $66,414
                                                                   --------        -------        -------
                                                                   --------        -------        -------

  Advertising                                                       $12,841        $12,705        $11,686
                                                                   --------        -------        -------
                                                                   --------        -------        -------

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File No. 2-90464, No. 33-20378, No. 33-26027, No. 33-38731 and No. 33-52363.




                                                             Arthur Andersen LLP


Los Angeles, California
October 18, 1994

                                  EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. References to CWI are to Caesars World, Inc.

EXHIBIT
NUMBER                             EXHIBITS
- - -------                            --------

3(a) Restated Articles of Incorporation of CWI amended and restated as of December 29, 1988. Incorporated by reference to CWI's report on Form 10-Q for the quarter ended January 31, 1990.

3(b) Bylaws of CWI as amended through August 3, 1992. Incorporated by reference to CWI's Report on Form 10-K for the year ended July 31, 1992.

3(c) Charter of the Audit and Compensation Committee of CWI. Incorporated by reference to CWI's Report on Form 10-Q for the quarter ended January 31, 1991.

4(a) Indenture dated as of October 1, 1987 with respect to CWI 13 1/2% Subordinated Notes due 1997. Incorporated by reference to Amendment No. 4 to CWI Registration Statement 33-14056 filed September 29, 1987.

4(b) Indenture dated as of August 15, 1992 with respect to the registration of certain senior debt securities of CWI. Incorporated by reference to Exhibit 5 to CWI's Form 8-K dated August 5, 1992.

4(c) Indenture dated as of August 15, 1992 with respect to the registration of certain senior subordinated debt securities of CWI. Incorporated by reference to Exhibit 2 to CWI's Form 8-K dated August 5, 1992.

4(d) Officers' Certificate dated as of August 17, 1992 with respect to the establishment of the CWI 8-7/8% Senior Subordinated Notes due August 15, 2002. Incorporated by reference to Exhibit 3 to CWI's Form 8-K dated August 5, 1992.

4(e) Indenture dated as of August 15, 1992 with respect to the registration of certain subordinated debt securities of CWI. Incorporated by reference to Exhibit 4 to CWI's Form 8-K dated August 5, 1992.

4(f) First Supplemental Indenture dated December 4, 1992 to the Indenture dated as of August 15, 1992 for certain subordinated debt securities of CWI. Incorporated by reference to CWI's Form 10-Q for the quarter ended January 31, 1993.

4(g) Loan Agreement dated as of August 21, 1992 among CWI and the named banks and Bank of America National Trust and Savings Association, as Agent, with related exhibits, i.e., forms for the following:
          Commitment Assignment and Acceptance, Competitive Bid, Competitive Bid Request, Compliance Certificate, Instrument of Joinder, Line A Committed Advance Note, Line A Competitive Advance Note, Line B Note, Opinion of Counsel, Parent Guaranty, Request for Letter of Credit, Request for Loan and Subsidiary Guaranty. Incorporated by reference to CWI's Form 10-K for the year ended July 31, 1992.

4(h)* First Amendment to Loan Agreement dated August 31, 1994 among CWI and the named banks and Bank of America National Trust and Savings Association as Agent.

4(i) See Note 9 of the Notes to Consolidated Financial Statements of the 1991 Annual Report in this Form 10-K for a summary of the long-term debt of CWI and its subsidiaries. Except for the instruments described in 4(a) through 4(o) above, the instruments defining the rights of the holders of such long-term debt as described in said Note 9 are not being filed since the amount of securities currently authorized under each of such instruments does not exceed 10% of the assets of CWI and its subsidiaries on a consolidated basis. CWI agrees to furnish copies of such instruments to the Commission upon request.

4(j) Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 10, 1989. Incorporated by reference to CWI's Report on Form 10-K for the year ended July 31, 1989, File No. 001-05976.

4(k) Rights Agreement dated January 10, 1988 between CWI and Morgan Shareholder Services Trust Company. Incorporated by reference to
          Exhibit 4 to CWI's Form 8-K dated January 10, 1989, File No. 001-
          05976.

10(a) Lease Agreement dated June 2, 1977 between Desert Palace of New Jersey, Inc. (now known as Boardwalk Regency Corporation) and Cynwyd Investments relating to the Indiana Avenue property in Atlantic City. Incorporated by reference to CWI's Report on Form 10-K for the year ended July 31, 1992.

10(b) Ground Lease between Caesars Palace Realty Corporation and Forum Developers Limited dated June 1, 1990. Incorporated by reference to CWI's Report on Form 10-K for the year ended July 31, 1990.

10(c) Parking Agreement and Grant of Reciprocal Easements and Declaration of Covenants between Caesars Palace Realty Corporation, Desert Palace, Inc. and Forum Developers Limited dated June 1, 1990. Incorporated by reference to CWI's Report on Form 10-K for the year ended July 31, 1990.

10(d) Lease Agreement dated February 20, 1975 between Cove Haven, Inc. and Cove Associates relating to the Cove Haven property. Incorporated by reference to CWI's Form 10-K for the year ended July 31, 1989, File No. 001-05976.

10(e) Lease Agreement dated February 20, 1975 between Cove Haven, Inc. and Cove Associates relating to the Paradise Stream property. Incorporated by reference to CWI's Form 10-K for the year ended July 31, 1989, File No. 001-05976.

10(f) Amended Trust Agreement dated February 11, 1981 between Cove Haven, Inc. and Northeastern Bank of Pennsylvania regarding the Cove Haven and Paradise Stream properties. Incorporated by reference to CWI's Form 10-K for the year ended July 31, 1983, File No. 132-3.

10(g) Amended Sublease Agreement dated February 11, 1981 between Cove Haven, Inc. and Northeastern Bank of Pennsylvania regarding the Cove Haven property. Incorporated by reference to CWI's Form 10-K for the year ended July 31, 1983, File No. 132-3.

10(h) Amended Sublease Agreement dated February 11, 1981 between Cove Haven, Inc. and Northeastern Bank of Pennsylvania regarding the Paradise Stream property. Incorporated by reference to CWI's Form 10-K for the year ended July 31, 1983, File No. 132-3.

10(i) Lease dated October 5, 1979 between Desert Palace, Inc. and Park Cattle Company and the First Amendment thereto dated July 31, 1980. Incorporated by reference to CWI's Form 10-K for the year ended July 31, 1981, File No. 132-3.

10(j) Second Amendment dated January 1, 1981, and Third Amendment dated December 1, 1982 to Lease between Desert Palace, Inc. and Park Cattle Company. Incorporated by reference to CWI's Form 10-K for the year ended July 31, 1983, File No. 132-3.

10(k) Fourth Amendment dated March 1, 1986 to Lease between Desert Palace, Inc. and Park Cattle Company. Incorporated by reference to CWI's Form 10-K for the year ended July 31, 1988, File No. 001-05976.

10(l) Fifth Amendment dated October 1, 1986 to Lease between Desert Palace, Inc. and Park Cattle Company. Incorporated by reference to CWI's Form 10-K for the year ended July 31, 1988, File No. 001-05976.

10(m) Sixth Amendment to Net Lease Agreement dated as of December 31, 1992 between Park Cattle Co., Landlord and Desert Palace, Inc., Tenant. Incorporated by reference to CWI's Form 10-Q for the quarter ended January 1, 1993.

10(n) Seventh Amendment to Net Lease Agreement dated as of September 3, 1993 between Park Cattle Co., Landlord and Desert Palace, Inc., Tenant. Incorporated by reference to Exhibit 10(n) to CWI's Form 10-K for the year ended July 31, 1993.

10(o) Construction and Development Agreement by and between the Agua Caliente Band of the Cahuilla Indians and CWI dated July 21, 1993. Incorporated by reference to Exhibit 10(o) to CWI's Form 10-K for the year ended July 31, 1993.


10(p)* Interim Casino Operating Agreement dated May 14, 1994 between Ontario Casino Corporation, Windsor Casino Limited, Caesars World, Inc., Circus Circus Enterprises, Inc. and Hilton Hotels Corporation.

10(q)* Heads of Agreement dated May 14, 1994 between Ontario Casino Corporation, Windsor Casino Limited, Caesars World, Inc., Circus Circus Enterprises, Inc. and Hilton Hotels Corporation.


                   EXECUTIVE COMPENSATION PLANS & ARRANGEMENTS


10(r) CWI and Subsidiaries Benefit Trust Agreement form dated June 1, 1989. Incorporated by reference to Exhibit 10(o) to CWI's Form 10-K for the year ended July 31, 1989, File No. 001-05976.

10(s) Form of Contingent Severance Agreement dated July 27, 1989. Incorporated by reference to Exhibit 10(p) to CWI's Form 10-K for the year ended July 31, 1989, File No. 001-05976.

10(t) First Amendment to Contingent Severance Agreement dated May 7, 1990. Incorporated by reference to Exhibit 10(r) to CWI's Form 10-K for the year ended July 31, 1990.

10(u) Form of Contingent Severance Agreement dated July 25, 1991. Incorporated by reference to Exhibit 10(q) to CWI's Form 10-K for the year ended July 31, 1991.

10(v) Form of Contingent Severance Agreement as revised November 25, 1991. Incorporated by reference to Exhibit 10(r) to CWI's Form 10-K for the year ended July 31, 1992.

10(w) Form of Contingent Severance Agreement as revised December 7, 1993. Incorporated by reference to Exhibit 10(c) to CWI's Form 10-Q for the quarter ended January 31, 1994.

10(x) CWI's Executive Security Plan as amended and restated as of January 24, 1989. Incorporated by reference to Exhibit 19(f) to CWI's Form 10-Q for the quarter ended January 31, 1989, File No. 001-05976.

10(y) First Amendment dated as of May 24, 1994 to CWI's Executive Security Plan. Incorporated by reference to Exhibit 10(a) to CWI's Form 10-Q for the quarter ended April 30, 1994.

10(z) CWI's 1985 Executive Security Plan as amended and restated as of February 21, 1991. Incorporated by reference to Exhibit 19(b)(2) to CWI's Form 10-Q for the quarter ended January 31, 1991.

10(aa)    First Amendment dated as of May 24, 1994 to CWI's 1985 Executive
          Security Plan.   Incorporated by reference to Exhibit 10(b) to CWI's
          Form 10-Q for the quarter ended April 30, 1994.

10(bb) CWI Non-Employee Directors' Stock Option Plan. Incorporated by reference to Exhibit B to the CWI Proxy Statement dated October 23, 1987, File No. 001-05976.

10(cc) CWI Non-Employee Directors' Stock Option Plan Agreement form. Incorporated by reference to Exhibit 10(t) to CWI's Form 10-K for the year ended July 31, 1989, File No. 001-05976.

10(dd) Employment Contract dated as of August 1, 1991 between CWI and Henry Gluck. Incorporated by reference to Exhibit 10(v) to CWI's Form 10-K for the year ended July 31, 1991.

10(ee) Employment Contract dated as of August 1, 1991 between CWI and J. Terrence Lanni. Incorporated by reference to Exhibit 10(w) to CWI's Form 10-K for the year ended July 31, 1991.

10(ff) First Amendment to Contingent Severance Agreement between CWI and Henry Gluck dated August 1, 1991. Incorporated by reference to
          Exhibit 10(x) to CWI's Form 10-K for the year ended July 31, 1991.

10(gg) First Amendment to Contingent Severance Agreement between CWI and J. Terrence Lanni dated August 1, 1991. Incorporated by reference to
          Exhibit 10(y) to CWI's Form 10-K for the year ended July 31, 1991.

10(hh) 1983 Long-Term Stock Incentive Program. Incorporated by reference to Exhibit A to the Notice of Annual Meeting of Shareholders and Proxy Statement dated October 19, 1990 for the Annual Meeting of Shareholders of CWI on November 29, 1990.

10(ii) Form of Incentive Stock Option Agreement under the 1983 Long-Term Stock Incentive Program as revised April 19, 1985. Incorporated by reference to Exhibit 19(d) to CWI's Form 10-Q for the quarter ended April 30, 1985, File No. 001-05976.

10(jj) Form of Non-Qualified Stock Option Agreement under the 1983 Long-Term Stock Incentive Program as revised April 19, 1985. Incorporated by reference to Exhibit 19(c) to CWI's Form 10-Q for the quarter ended April 30, 1985, File No. 001-05976.

10(kk) Form of Non-Qualified Stock Option Agreement under the 1983 Long-Term Stock Incentive Program as revised December 8, 1986. Incorporated by reference to Exhibit 10(z) to CWI's Form 10-K for the year ended July 31, 1988, File No. 001-05976.

10(ll) Form of Non-Qualified Stock Option Agreement under the 1983 Long-Term Stock Incentive Program as revised December 20, 1988. Incorporated by reference to Exhibit 19(e) to CWI's Form 10-Q for the quarter ended January 31, 1989, File No. 001-05976.

10(mm) Form of Non-Qualified Stock Option Agreement under the 1983 Long-Term Stock Incentive Program as revised in 1990. Incorporated by reference to Exhibit 19(b)(3) to CWI's Form 10-Q for the quarter ended October 31, 1990.

10(nn) Stock Option Agreement for 100,000 shares with a consultant dated February 22, 1994. Incorporated by reference to Exhibit 28(ii) to CWI's Registration Statement on Form S-8, Registration No. 33-52363.

10(oo)    Deferred Compensation Plan of CWI.  Incorporated by reference to
          Exhibit 10 (kk) to CWI's Report on Form 10-K for the year ended July 31, 1985, File No. 001-05976.

10(pp)    Deferred Compensation Agreement form.  Incorporated by reference to
          Exhibit 10(aa) to CWI's Form 10-K for the year ended July 31, 1986, File No. 001-05976.

10(qq) Form of Limited Rights Agreement under the 1983 Long-Term Stock Incentive Program as revised December 14, 1987. Incorporated by reference to Exhibit 19(h) to CWI's Form 10-Q for the quarter ended January 31, 1988, File No. 001-05976.

10(rr) CWI Severance Pay Plan for Corporate Officers and Staff as amended and restated effective May 30, 1990. Incorporated by reference to Exhibit 19(b) to CWI's Form 10-Q for the quarter ended April 30, 1990.

10(ss) CWI Senior Corporate Officers Incentive Plan. Incorporated by reference to Exhibit 10(kk) to CWI's Form 10-K for the year ended July 31, 1988, File No. 001-05976.

10(tt) CWI Corporate Officers and Key Corporate Personnel Incentive Plan. Incorporated by reference to Exhibit 10(nn) to CWI's Form 10-K for the year ended July 31, 1992.

10(uu) Form of Unlimited Stock Appreciation Rights Agreement. Incorporated by reference to Exhibit 19(g) to CWI's Form 10-Q for the quarter ended January 31, 1988, File No. 001-05976.

10(vv) Key Employees Stock Grant Plan - 1992 revision. Incorporated by reference to Exhibit 10(tt) to CWI's Form 10-K for the year ended July 31, 1992.

10(ww)    Key Employees Stock Grant Plan Addendum.  Incorporated by reference to
          Exhibit 10(a) to CWI's Form 10-Q for the quarter ended April 30, 1993.

10(xx) Key Employee Grant Plan Agreement form - 1991 revision. Incorporated by reference to Exhibit 19(b)(4) to CWI's Form 10-Q for the quarter ended January 31, 1991.

10(yy) Key Employees Stock Grant Plan Escrow Agreement - 1988 revision. Incorporated by reference to Exhibit 19(c) to CWI's Form 10-Q for the quarter ended January 31, 1989, File No. 001-0596.

10(zz) Key Employees Stock Grant Plan Escrow Agreement - 1989 revision. Incorporated by reference to Exhibit 19(c) to CWI's Form 10-Q for the quarter ended January 31, 1990.

10(aaa) Key Employee Stock Grant Plan Escrow Agreement - 1991 revision. Incorporated by reference to Exhibit 19(b)(3) to CWI's Form 10-Q for the quarter ended January 31, 1991.

10(bbb) CWI 1983 Long-Term Stock Incentive Program Withholding Tax Election form as revised June 26, 1992. Incorporated by reference to Exhibit 10(hhh) to CWI's Form 10-K for the year ended July 31, 1992.

10(ccc) Key Employees Incentive Share Grant Agreement. Incorporated by reference to Exhibit 19(h) to CWI's Form 10-Q for the quarter ended January 31, 1990.

10(ddd) Key Employees Incentive Share Grant Agreement Amendment. Incorporated by reference to Exhibit 10(jjj) to CWI's Form 10-K for the year ended July 31, 1992.

10(eee)   Tax Fee Reimbursement Plan Resolutions.  Incorporated by reference to
          Exhibit 10(zz) to CWI's Form 10-K for the year ended July 31, 1994.

10(fff) Automobile Allowance Policy and Automobile Allowance - Taxes Resolutions. Incorporated by reference to Exhibit 10(aaa) to CWI's Form 10-K for the year ended July 31, 1994.

10(ggg) Individual Retirement Plan. Incorporated by reference to Exhibit 10(bbb) to CWI's Form 10-K for the year ended July 31, 1994.

10(hhh) CWI's 401(k) Retirement Savings Plan dated January 1, 1994. Incorporated by reference to Exhibit 10(a) to CWI's Form 10-Q for the quarter ended January 31, 1994.

10(iii) Master Trust Agreement between CWI and State Street Bank and Trust Company dated January 1, 1994 for CWI's 401(k) Retirement Savings Plan. Incorporated by reference to Exhibit 10(b) to CWI's Form 10-Q for the quarter ended January 31, 1994.

10(jjj) First Amendment to CWI's 401(k) Retirement Savings Plan dated May 24, 1994. Incorporated by reference to Exhibit 10(c) to CWI's Form 10-Q for the quarter ended April 30, 1994.


                         ------------------------------

11*       Computation of Net Income Per Share.

21*       CWI list of subsidiaries.

27*       Financial Data Schedule.

28*       Undertakings required by Item 512 of Regulation S-K.


As to any securityholder requesting a copy of this Form 10-K the Company will furnish any exhibit indicated in the above list, as filed with this Form 10-K, upon payment to it of its expenses in furnishing such exhibits.