Form 10-Q
period 1994-10-31
CAESARS WORLD INC
filed 1994-12-12
CIK 16095

FORM 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 1994

                               OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _______________

             Commission file number 1-5976

                       CAESARS WORLD, INC.
     (Exact name of registrant as specified in its charter)

            Florida                          59-0773674
(State  or  other jurisdiction  of             (I.R.S.
incorporation or organization)                 Employer
                                         Identification  No.)

    1801 Century Park East, Suite 2600
      Los Angeles, California                    90067
 (Address of principal executive offices)     (Zip Code)

                          (310) 552-2711
      (Registrant's telephone number, including area code)

                            Not applicable
      (Former name, former address and former fiscal year,
                 if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                       Yes x  No __

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed
all  documents  and reports required  to  be  filed  by
Sections  12,  13, or 15(d) of the Securities  Exchange
Act   of   1934  subsequent  to  the  distribution   of
securities  under a plan confirmed by  a  court.
                   Yes __   No __

         APPLICABLE ONLY TO CORPORATE ISSUERS:

At   December   8,  1994,  registrant  had  outstanding
25,120,463 shares of its $.10 par value common stock.


         CAESARS WORLD, INC. AND SUBSIDIARIES
                   October 31, 1994

                         INDEX



Page No.
Part I.  Financial Information

Item 1.  Financial Statements:

  Condensed Consolidated Balance Sheets -
  October 31, 1994 (Unaudited) and July 31, 1994             3

  Consolidated Statement of Shareholders' Equity
  (Unaudited) - Three months ended October 31, 1994          4

  Consolidated Statements of Income (Unaudited) -
  Three months ended October 31, 1994 and 1993               5

  Condensed Consolidated Statements of Cash
  Flows (Unaudited) - Three months ended
  October 31, 1994 and 1993                                  6

  Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     7

Item  2.   Management's  Discussion  and  Analysis   of
Financial Condition and Results of Operations                9

Part II.  Other Information

Item 1.  Legal Proceedings                                 13

Item 5.  Other Information                                 13

Item 6.  Exhibits and Reports on Form 8-K                  14


                 PART I.  Financial Information

                  Item 1.  Financial Statements

              CAESARS WORLD, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                              October 31,    July 31,
Assets                                          1994         1994
                                              (Unaudited)     (a)

Current assets
Cash and cash equivalent investments         $155,932       $143,499
Receivables, net                               69,537         71,341
Deferred income taxes                          37,120         37,120
Inventories, prepaid expenses and other        28,359         24,881
Total current assets                          290,948        276,841
Property and equipment, net                   622,711        626,740
Excess  cost of investments over net assets    52,609         52,671
   acquired, net
Other assets                                   56,932         61,769
                                           $1,023,200     $1,018,021

Liabilities and Shareholders' Equity

Current liabilities
Current maturities of long-term debt         $  27,778    $  27,778
Accounts payable and accrued expenses          113,307      132,337
Income taxes                                    32,572       19,186
Total current liabilities                      173,657      179,301

Long-term debt, net of current maturities      198,667      212,556
Other liabilities, including deferred
income taxes of $19,158 and $20,015             68,962       69,297

Shareholders' equity
Common stock                                     2,645        2,620
Additional paid-in capital                     138,165      128,028
Common stock in treasury                       (33,182)     (32,695)
Deferred compensation                          (26,664)     (18,852)
Retained earnings                              500,950      477,766
Total shareholders' equity                     581,914      556,867
                                            $1,023,200   $1,018,021

(a) The balance sheet at July 31, 1994 has been condensed from the audited balance sheet at that date.

  See  notes  to  condensed  consolidated  financial  statements.


            CAESARS WORLD, INC. AND SUBSIDIARIES
        Consolidated Statement of Shareholders' Equity - (Unaudited)
                    Three months Ended October 31, 1994
                 (In thousands, except shares outstanding)




                         Common Stock    Additional Common
                       Shares            Paid-in    Stock in  Deferred     Retained
                      Outstanding Amount Capital    Treasury  Compensation Earnings  Total
Balance July 31, 1994 24,872,862 $2,620 $128,028    $(32,695) $(18,852)    $477,766  $556,867

Stock options exercised   28,288      3      417           -         -            -       420

Amortization of deferred
 compensation, termination
 of restricted stock grants
 and other, net           (9,754)     -        -        (487)    1,930            -     1,443

Issuance of restricted
stock grants             226,017     22    9,720           -    (9,742)           -         -

Net income                     -      -        -           -         -        23,184   23,184

Balance
October 31, 1994      25,117,413 $2,645 $138,165    $(33,182) $(26,664)     $500,950 $581,914





         See notes to condensed consolidated financial statements.



              CAESARS WORLD, INC. AND SUBSIDIARIES
         Consolidated Statements of Income - (Unaudited)
           (In thousands, except net income per share)

                                                  Three Months Ended
                                                      October 31,
                                                     1994     1993
Revenue
 Casino                                            $192,329   $208,660
 Rooms                                               18,508    19,934
 Food and beverage                                   21,008    22,313
 Earnings of unconsolidated affiliate                 1,479         -
 Other income                                        19,187    18,176
                                                    252,511   269,083

Costs and expenses
 Casino                                             109,797   105,175
 Rooms                                                4,706     5,938
 Food and beverage                                   15,541    16,461
 Other operating expenses                            11,130    11,043
 Selling, general and administrative                 50,596    47,876
 Depreciation and amortization                       14,031    13,752
 Provision for doubtful accounts                      5,851    18,236
                                                    211,652   218,481

Operating income                                     40,859    50,602

Interest and dividend income                          1,396       928
Interest expense, net                                (4,861)   (5,110)
Income before income taxes                           37,394    46,420

Income taxes                                         14,210    18,572

Net income                                          $23,184   $27,848

Net income per share                                $   .94   $  1.14

Average number of common and common
equivalent shares outstanding                        24,609    24,513


    See notes to condensed consolidated financial statements.


              CAESARS WORLD, INC. AND SUBSIDIARIES
  Condensed Consolidated Statements of Cash Flows - (Unaudited)
                         (In thousands)

                                                    Three Months
                                                        Ended
                                                     October 31,
                                                    1994      1993
Cash flows from (used for) operating
activities:
 Net income                                        $23,184    $27,848
 Non-cash charges to income, net                    15,689     15,250
 Changes in assets and liabilities due to
  operating activities:
    Accounts payable and accrued expenses          (18,520)    (1,288)
    Income taxes payable                            13,386     18,840
    Other assets and liabilities, net                4,018     (6,222)
    Net cash provided from operating activities     37,757     54,428

Cash flows used for investing activities:
 Purchases of property and equipment                (9,892)   (16,190)
 Other investing activities, net                      (978)    (1,035)
 Net cash used for investing activities            (10,870)   (17,225)

Cash flows from (used for) financing
 activities:
  Reductions in debt and obligations
   under capital leases                            (14,388)   (15,752)
  Other                                                (67)       300
  Net cash used for financing activities           (14,455)   (15,452)

Net increase in cash and cash equivalent
  investments                                       12,432     21,751

Cash and cash equivalent investments at the
beginning of the period                            143,499    108,616

Cash and cash equivalent investments at the
end of the period                                 $155,931   $130,367

Supplemental cash flow information
Cash used for:
Payment of interest                               $  8,223   $  7,955

Payment of Federal and state income taxes, net    $    157   $     58

    See notes to condensed consolidated financial statements.


        Note 1. Condensed Consolidated Financial Statements -- The Condensed Consolidated Balance Sheet as of October
        31,    1994,    the   Consolidated   Statement    of
        Shareholders' Equity for the three months ended October 31, 1994, the Consolidated Statements of Income for the three months ended October 31, 1994 and  1993, and the Condensed Consolidated Statements
        of  Cash  Flows  for the three months ended  October
        31, 1994 and 1993, have been prepared by the Company and have not been audited. In the opinion
        of   management,  all  material  adjustments  (which
        include    only    normal   recurring   adjustments)
        necessary  to present fairly the financial position,
        results  of  operations  and  cash  flows  for   all
        periods presented have been made. All significant intercompany balances and transactions have been eliminated.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 1994 Annual Report to Shareholders. The results of operations for the three month period ended October 31, 1994 are not necessarily indicative of the operating results for the full year.

        The Company's independent public accountants have made an unaudited interim review of the condensed consolidated financial statements for the three months ended October 31, 1994 and 1993, in accordance with professional standards and procedures established by the American Institute of Certified Public Accountants. A report from the independent public accountants regarding the unaudited review of the interim financial statements is included herein in Part II, Item 6
        (a), Exhibit 15.

Note 2. Net Income Per Share -- Net income per share is based upon the weighted average number of common and common equivalent shares outstanding for each period presented.

Note 3. Regulatory Environment -- The gaming industry in which the Company operates is subject to extensive regulatory supervision and, accordingly, operating results could be affected by legislative and regulatory changes or changes in the policies of, or application of the laws by governmental entities. See also the discussion under the caption "Regulatory and Tax Environment" set forth on page 25 of the Form 10-K of the Company for the fiscal year ended July 31, 1994.


Note 4. Contingent Receivable -- In 1993, the Company announced it had entered into a management operating agreement with one of the bidders for a casino development in New Orleans. In August 1993, the bid was awarded to another operator and the initial bidder's participation in the project ended. Subsequently, the Company's former principal joined with others and they were awarded the contract to operate the New Orleans casino development project. Pursuant to settlement of a dispute arising with the initial bidder, the Company is to receive
        $5,000,000 for expenses and pre-development services from the initial bidder. Previously, this receivable, in part, had been contingent (at least as to timing) on the operator completing its financing. The financing was completed in November 1994 and the receivable is due at the end of
        December 1994. While the Company has received an acknowledgement from a representative of the obligors that these amounts are due and the obligor is seeking financing, in view of unavailability of enough information at this time for the Company to fully evaluate this item and the uncertainity as to when collection will occur, the Company is currently planning to record realization only upon collection of this receivable. The Company will reflect collections of this item as a reduction of expenses.

Note 5. Labor Contracts -- In November 1994, the Company agreed to a new three year contract with the Culinary Workers Union and Bartenders Union covering approximately 2,500 employees in Las Vegas. Another contract covering approximately 20 theatrical stage employees has expired at Caesars Palace in Las Vegas and a tentative agreement has been reached but not yet been ratified by these employees. A work slow-down or stoppage is not expected in the Las Vegas showroom as a result of this expired contract.

Note 6. Exercise of Lease Purchase Option -- Two of the Company's resorts in the Pocono mountains of Pennsylvania are operated under leases the initial 20-year-lease terms of which expire on January 31, 1995. The leases include purchase options at the fair market value of the lease properties excluding personal property, goodwill, certain structures and other intangibles. In November 1994, the Company gave notice to the landlord that the Company will exercise its purchase options to acquire the two resort properties in fiscal 1995. The fair market value purchase price will be determined by independent appraisals. The Company has engaged an independent appraiser and the lessor has notified the Company it has engaged a separate independent appraiser. The Company is uncertain as to the amount or when the purchase option payments will be made.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash flow from operations together with available debt capacity are the primary components providing the Company financial flexibility to explore expansion opportunities and provide adequate liquidity. Net cash provided from operating activities was $37.8 million in the first three months of fiscal 1995, compared with $54.4 million in the same period of fiscal 1994. The decrease in fiscal 1995 is primarily attributable to lower net income and a decrease in accounts payable and accrued expenses which reduced the cash generated by operating activities. At October 31, 1994, the Company's cash and cash equivalent investments were $155.9 million compared with $143.5 million at July 31, 1994.

Cash used for investing activities in the three months ended October 31, 1994 was primarily for capital expenditure projects at Caesars Palace in Las Vegas, Caesars Atlantic City and the Caesars Pocono Resorts in Pennsylvania. Room and suite remodeling as well as ongoing construction of the Magical Empire were the major capital expenditures in Las Vegas. The Magical Empire is expected to combine dining and intimate magical experiences in a new structure adjacent to the casino and is scheduled to open in calendar 1995. At Caesars Atlantic City building modifications are under construction to lease approximately 22,500 square feet to "Planet Hollywood" for a restaurant and entertainment facility scheduled to be opened in the spring of 1995. Twenty new Roman Tower Suites are nearly completed at Caesars Pocono Palace in Pennsylvania and are expected to be opened in stages by January 1, 1995. See Note 6 to Condensed Consolidated Financial Statements for a discussion of the payment to be made for the exercise of the lease purchase option for two of the Pocono resorts.

The Company expects to be able to meet its future debt obligations, finance operations and capital expenditures, as well as provide for a substantial expansion of operations through internally generated cash flow, liquidation of cash equivalent investments, future borrowings (including amounts available under the bank credit facilities), capital lease transactions and/or sales of equity and debt securities. RESULTS OF OPERATIONS

Comparison  of net income for the three month periods  ended
October 31, 1994 and October 31, 1993

Contribution to revenue and operating income by location, interest and income taxes for the periods, were as follows
(in thousands):

                                        Three Months Ended
                                             October 31,
                                          1994          1993
Revenue
 Nevada                                  $125,614       $155,224
 New Jersey                               103,776         94,036
 Earnings of unconsolidated affiliate       1,479              -
  Casino/hotel operations                 230,869        249,260
 Pocono Resorts                            14,597         14,492
 Other (A)                                  7,045          5,331
  Total revenue                          $252,511       $269,083

Contributions to operating income
 Nevada                                  $ 13,376       $ 27,484
 New Jersey                                24,757         22,642
 Earnings of unconsolidated affiliate       1,479              -
  Casino/hotel operations                  39,612         50,126
 Pocono Resorts                             4,760          5,077
 Other expenses (B)                        (3,513)       (4,601)
  Operating income                         40,859         50,602

 Interest income                            1,396            928
 Interest expense, net                     (4,861)        (5,110)
  Income before income taxes               37,394         46,420

 Income taxes                              14,210         18,572

  Net income                             $ 23,184       $ 27,848

(A)    Other   revenue   is  primarily  from   merchandising
       operations.
(B)    Other   expenses   include   the   contribution    from
       merchandising   operations  and   corporate   expenses.
       Intercompany transactions have been eliminated.


Nevada Operations

Revenue decreased 19 percent and contribution to operating income decreased 51 percent at the Nevada properties in the three months ended October 31, 1994 compared with the same prior year period. The lower casino revenue and operating income during the quarter resulted from a significantly lower table game win percentage compared with the year-earlier quarter. Casino losses to a small number of high-wagering table game customers in Las Vegas resulted in a table game win percentage that was 7.9 percentage points lower than last year's first-quarter table game win percentage. This lower win percentage combined with reduced table game activity more than offset the record quarterly slot results. The Nevada operations realized all-time quarterly slot machine records in both volume and win in the quarter ended October 31, 1994, primarily attributable to enhanced marketing programs. The provision for doubtful accounts at the Nevada operations decreased by $12.2 million due to a 13 percent reduction in credit issued and lower use of the provision as a marketing tool to high-wagering customers. There was also a reduction in operating expenses resulting from the decline in table game win and activity when comparing the respective fiscal quarters.

Caesars New Jersey

Revenue from Caesars Atlantic City for the first quarter ended October 31, 1994 increased 10 percent and contribution to operating income increased 9 percent from the same prior year quarter. Record results for any previous quarter in both casino activity and win were realized at Caesars Atlantic City with record results from slot machines being the primary contributor to the first quarter improvement. Another positive impact on the quarterly comparisons came from Caesars Atlantic City's Simulcast Casino which opened with horse race betting and poker in October 1993 and subsequently the introduction of other games. Increased casino costs and higher marketing expenses, primarily related to more extensive casino busing programs, partially offset the casino revenue increase in New Jersey.

Unconsolidated Affiliate

During the fiscal 1995 first quarter, the Company had a positive contribution to revenue and operating income from an unconsolidated affiliate in Windsor, Ontario, Canada. Caesars World has a one-third ownership of the company operating the casino on behalf of the Ontario government. The casino in Windsor opened in May 1994.

Other Expenses

The reduction in other expenses of $1.1 million in the first quarter of fiscal 1995 compared with the year earlier quarter was primarily attributable to reimbursement of pre-opening expenses incurred in prior periods for the operation in Windsor, Canada and improved contribution from the Company's merchandising operations.

Income Taxes

The higher income tax rate in the first fiscal quarter of last year was primarily due to the adoption of FASB 109 and a retroactive tax rate adjustment during the first quarter of fiscal 1994.



                 PART II.  Other Information

Item 1. Legal Proceedings

              See Item 3 of the Form 10-K of the Company for the fiscal year ended July 31, 1994 which is hereby incorporated herein.

Item 2. Changes in Securities

              On December 8, 1994, the Board of Directors of the Company approved an amendment (the "Amendment") to the Rights Agreement, dated as of January 10, 1989, between the Company and Morgan Shareholder Services Trust Company (the "Rights Agreement"), which affects the Rights previously issued to shareholders of the Company pursuant to the Rights Agreement. The amendment requires the Board of Directors to determine whether it is in the best interests of the Company to decide that a person or entity which would otherwise meet the criteria of an "Unqualified Gaming Person" (as defined in the Rights Agreement) should be so deemed by the Board. No other provisions of the Rights Agreement were affected.

Item 5. Other Information

              With reference to the Company's 25 percent participation in the limited partnership selected as the preferred bidder to negotiate a lease to operate a gaming facility in downtown St. Louis,
        Missouri, a referendum was approved by the voters in November 1994 to allow slot machines and other games of chance. Negotiations are currently in process with respect to this lease opportunity, however, the ultimate composition and size of the project is now under discussion and the outcome of these negotiations and the obtaining of the ultimate approvals are uncertain.

              See the "Expansion and Growth Opportunities" section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the fiscal year ended July 31, 1994 for a further discussion of this and other expansion activities.



Item 6. Exhibits and Reports on Form 8-K

             (a)Exhibits  filed  herewith  (the  *   denotes
        documents included in this filing):

            *10(a)Amendment No. 1 dated December 9, 1994  to
        Rights  Agreement  dated January  10,  1989  between
        Caesars World, Inc. and First Chicago Trust Company of New York.

            *10(b)First Amendment dated August  1,  1992  to
        Empliyment Agreement of Henry Gluck dated August  1,
        1991.

            *10(c)First Amendment dated August  1,  1992  to
        Employment  Agreement  of J.  Terrence  Lanni  dated
        August 1, 1991.

            *10(d)Second Amendment dated October 4, 1994  to
        Employment Agreement of Henry Gluck dated August  1,
        1991.

            *10(e)Second Amendment dated October 4, 1994  to
        Employment  Agreement  of J.  Terrence  Lanni  dated
        August 1, 1991.

             *15     Review  Report  of  Independent  Public
        Accountants

             *27     Financial Data Schedule

            (b) During the quarter ended October 31, 1994 a Form 8-K dated August 25, 1994 was filed and included the Company's press release of the same date announcing the earnings for the fiscal year ended July 31, 1994.


                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        CAESARS WORLD, INC.
                                           (Registrant)

                                 Principal Financial Officer:

Date:  December 12, 1994         /s/ Roger Lee
                                 Roger Lee
                                 Senior Vice President-
                                 Finance and Administration



                                 Principal Accounting
                                 Officer:

Date:  December 12, 1994         /s/ Bruce C. Hinckley
                                 Bruce C. Hinckley
                                 Vice President and
                                 Corporate Controller