Form 10-Q/A
period 1994-10-31
CAESARS WORLD INC
filed 1994-12-13
CIK 16095

FORM 10-Q/A Number 1

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

                Commission file number 1-5976

                     CAESARS WORLD, INC.
     (Exact name of registrant as specified in its charter)

            Florida                          59-0773674
        (State or other jurisdiction of    (I.R.S. Employer
         incorporation or organization)     Identification No.)

 1801 Century Park East, Suite 2600, Los Angeles, California    90067
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

Note:  The purpose of this amended filing is to correct  the index to the Form 10Q for the period ended October 31,  1994 as filed on December 12, 1994.

            CAESARS WORLD, INC. AND SUBSIDIARIES
                      October 31, 1994

                            INDEX



                                                                  Page No.
Part I.  Financial Information

Item 1.  Financial Statements:

  Condensed Consolidated Balance Sheets -
  October 31, 1994 (Unaudited) and July 31, 1994                     3

  Consolidated Statement of Shareholders' Equity
  (Unaudited) - Three months ended October 31, 1994                  4

  Consolidated Statements of Income (Unaudited) -
  Three months ended October 31, 1994 and 1993                       5

  Condensed Consolidated Statements of Cash
  Flows (Unaudited) - Three months ended
  October 31, 1994 and 1993                                          6

  Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                             7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             9

Part II.  Other Information

Item 1.  Legal Proceedings                                         13

Item 2.  Changes in Securities                                     13

Item 5.  Other Information                                         13

Item 6.  Exhibits and Reports on Form 8-K                          14








                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        CAESARS WORLD, INC.
                                           (Registrant)



                                 Principal Accounting Officer:

Date:  December 13, 1994         /s/ Bruce C. Hinckley
                                 Bruce C. Hinckley
                                 Vice President and
                                 Corporate Controller